Form 10-Q
period 1996-03-31
PHYSICIAN RELIANCE NETWORK INC
filed 1996-05-15
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                      Commission file number  0-24872

                        Physician Reliance Network, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


                     Texas                                   75-2495107
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                 Organization)                          Identification No.)

          8115 Preston Road, Suite 300
                 Dallas, Texas                                 75225
    (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:   (214) 692-3800


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

         As of May 13, 1996, approximately 23,637,214 shares of Common Stock were issued and outstanding.

                                    Page 1 of __ sequentially numbered pages.
                                    Exhibit Index appears on sequential page __.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its wholly owned subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not necessarily indicative of the results of the full year.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED


                                     ASSETS

                                                                     March 31,    December 31,
                                                                       1996           1995
                                                                   ------------   ------------
Current assets:
         Cash and cash equivalents                                 $      2,266   $     12,405

         Accounts receivable, net of allowances of $13,321 and
              $14,666 at December 31, 1995 and at March 31,
              1996, respectively                                         78,408         53,823
         Inventories                                                      4,568          3,841
         Prepaid expenses and other                                       2,675          1,965
         Deferred income tax                                                750            361
                                                                   ------------   ------------
                 Total current assets                                    88,667         72,395
                                                                   ------------   ------------

Property and equipment:
         Land                                                            10,111          9,386
         Buildings                                                       36,403         33,502
         Furniture and equipment                                         72,545         66,809
         Construction-in-progress                                         8,539          3,164
                                                                   ------------   ------------
                                                                        127,598        112,861
         Less- Accumulated depreciation                                 (18,967)       (16,310)
                                                                   ------------   ------------
                 Net property and equipment                             108,631         96,551
                                                                   ------------   ------------


Investments                                                               1,997          1,997
Management service agreements, net                                       35,563         29,188
Other assets, net                                                         4,525          4,502
                                                                   ------------   ------------
         Total assets                                              $    239,383   $    204,633
                                                                   ============   ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,       December 31,
                                                                     1996              1995
                                                                ------------      ------------
Current liabilities:
         Accounts payable                                       $      9,627      $     10,206
         Accrued liabilities
                 Salaries and benefits                                 2,804             2,850
                 Other                                                 1,870             2,775
                                                                ------------      ------------
                                                                       4,674             5,625

         Due to related party                                           --               1,105
         Federal income tax                                            2,465               960
         Current maturities of long-term debt                          1,932             1,873
                                                                ------------      ------------
                 Total current liabilities                            18,698            19,769

Long-term debt, net of current maturities                             58,048            26,973
Construction and retainage payable                                     1,651             7,505
Deferred income taxes                                                  5,633             4,652
                                                                ------------      ------------
                 Total liabilities                                    84,030            58,899
                                                                ------------      ------------

Stockholders' equity:
         Common stock                                                    210               209
         Additional paid-in capital                                  122,789           120,880
         Common stock to be issued, 378,933 shares                    10,563             8,027
         Retained earnings                                            21,991            16,818
                                                                ------------      ------------
                                                                     155,553           145,934
         Less-Subscription receivable                                   (200)             (200)
                                                                ------------      ------------
                 Total stockholders' equity                          155,353           145,734
                                                                ------------      ------------

                 Total liabilities and stockholders' equity     $    239,383      $    204,633
                                                                ============      ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                                                    Three Months Ended  Three Months Ended
                                                         March 31,            March 31,
                                                            1996                1995
                                                      ---------------     ---------------
Revenues:

         Medical service revenues                     $        47,531     $        25,817
         Other revenues                                         2,179               1,176
                                                      ---------------     ---------------
                 Total revenues                                49,710              26,993
                                                      ---------------     ---------------

Costs and expenses:

         Salaries and benefits                                 14,080               7,927
         Pharmaceuticals and supplies                          12,671               7,041
         General and administrative                            10,597               7,082
         Depreciation and amortization                          3,232               1,407
         Interest expense                                         579                 130
                                                      ---------------     ---------------
                 Total costs and expenses                      41,159              23,587
                                                      ---------------     ---------------

Income before taxes                                             8,551               3,406
                                                      ---------------     ---------------

Provision (benefit) for income taxes:
         Current                                                2,786               2,386
         Deferred                                                 592              (1,053)
                                                      ---------------     ---------------
                 Total provision for income taxes               3,378               1,333
                                                      ---------------     ---------------

Net income                                            $         5,173     $         2,073
                                                      ===============     ===============


Net income per share (primary and fully diluted)      $          0.24     $          0.12
                                                      ===============     ===============
Weighted average shares outstanding                            21,736              17,620
                                                      ===============     ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                                                                           Three                  Three
                                                                        Months Ended           Months Ended
                                                                          March 31,              March 31,
                                                                             1996                  1995
                                                                      ----------------      ----------------
Cash flows from operating activities:
         Net income                                                   $          5,173      $          2,073
         Adjustments to reconcile net income to net cash
              provided by(used in) operating activities
                 Depreciation and amortization                                   3,232                 1,407
                 Deferred income tax, net                                          592                (1,053)
                 Changes in operating assets and liabilities:
                      Increase in accounts receivable, net                     (24,585)               (8,971)
                      Increase in inventories and prepaids                      (1,437)                 (848)
                      Increase in other assets                                    (110)               (1,547)
                      Increase (decrease) in accounts payable
                           and accrued liabilities                                 (25)                4,903
                      Increase (decrease) in due to related party               (1,105)                1,240
                                                                      ----------------      ----------------

                           Net cash used in operating activities               (18,265)               (2,796)
                                                                      ----------------      ----------------


Cash flows from investing activities:
         Capital expenditures                                                  (14,737)               (9,768)
         Construction and retainage                                             (5,854)                 (714)
         Management service agreements                                          (2,479)                 --
                                                                                            ----------------
                 Net cash used in investing activities                         (23,070)              (10,482)
                                                                      ----------------      ----------------

Cash flows from financing activities:
         Proceeds from long-term borrowings                                     36,000                 9,800
         Payments on long-term borrowings                                       (4,866)                 --
         Issuance of common stock                                                   62                  --
                                                                                            ----------------
                 Net cash provided by flnancing activities                      31,196                 9,800
                                                                      ----------------      ----------------
Net decrease in cash and cash equivalents                                      (10,139)               (3,478)
Cash and cash equivalents, beginning of period                                  12,405                10,498
                                                                      ----------------      ----------------
Cash and cash equivalents, end of period                              $          2,266      $          7,020
                                                                      ================      ================


Cash paid during the period:
         Interest, net of amount capitalized                          $            442      $            130
         Income taxes                                                            1,300                  --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months ended March 31, 1996, and 1995, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During 1996, the Company acquired assets in exchange for $2,125,000 of common stock and a commitment to issue approximately $2,311,000 of common stock in connection with the execution of certain Service Agreements.

3. PUBLIC OFFERING:

         In April 1996, the Company completed a public offering of 2,690,000 shares of common stock. The net proceeds to the Company from the Offering were approximately $102,300,000, of which $59,000,000 was used to repay amounts outstanding under the Revolver. The remainder of the net proceeds will be used for future capital expenditures, acquisitions, amounts paid to Affiliated Physician Groups as consideration for entering into service agreements, and for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its December 31, 1995, Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

OVERVIEW

         The Company provides the management, facilities, administrative and technical support, and ancillary services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physicians groups ("Affiliated Physician Groups") provide all aspects of care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. The Company's medical service revenues (the "Medical Service Revenues") are equal to gross billings of its Affiliated Physician Groups ("Gross Medical Billings") less contractual discounts, provision for uncollectible accounts, and amounts retained by physicians ("Amounts Retained by Physicians") pursuant to its Service Agreements. Under the Service Agreements, the Company receives a fee for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. (the "Texas Service Agreement"). Effective January 1, 1996, the method of calculating the Company's management fee under the Texas Service Agreement was amended. Prior to the amendment, the management fee to the Company was based upon a percentage of Gross Medical Revenues. Under the amended Service Agreement, the management fee to the Company is based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations. The Company and Texas Oncology, P.A. believe that this change in calculating the Company's management fee and the related Amounts Retained by Physicians better aligns the incentives of the Company and Texas Oncology, P.A. for the development and the expansion of service lines and locations as well as the management of the cost of providing services. The Company believes that as capitated arrangements with payors increase, a management fee based upon Earnings is more appropriate and that an increasing amount of its revenues in the future will be from management service agreements with a management fee based upon a percentage of Earnings rather than based on Gross Medical Revenues.

         The following table summarizes (in thousands) the derivation of Medical Service Revenues for the periods indicated.

                                           Three Months ended March 31,
                                         ------------------------------
                                             1996              1995
                                         ------------      ------------
Gross Medical Billings                   $    101,533      $     66,804
Contractual Discounts                         (36,771)          (25,576)
                                         ------------      ------------
    Gross Medical Revenues                     64,762            41,228

Provision for uncollectible accounts           (1,322)           (1,735)
Amounts Retained by Physicians                (15,909)          (13,676)
                                         ------------      ------------
    Medical Service Revenues             $     47,531      $     25,817
                                         ============      ============

         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996             1995
                                                      ------           ------
Revenues:

Medical service revenues                                95.6%            95.6%
Other revenues                                           4.4              4.4
                                                      ------           ------
          Total revenues                               100.0            100.0

Costs and expenses:

Salaries and benefits                                   28.3             29.4
Pharmaceutical and supplies                             25.5             26.1
General and administrative                              21.3             26.2
Depreciation and amortization                            6.5              5.2
                                                      ------           ------
    Income before interest expense and taxes            18.4             13.1
Interest expense                                         1.2              0.5
                                                      ------           ------
    Income before income taxes                          17.2             12.6
Income taxes                                             6.8              4.9
                                                      ------           ------

          Net income                                    10.4%             7.7%
                                                      ======           ======


THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         The following discussion compares the three months ended March 31, 1996, to the three months ended March 31, 1995.

         MEDICAL SERVICE REVENUES. Medical Service Revenues were $47,531,000 for the three months ended March 31, 1996, compared to $25,817,000 for the three months ended March 31, 1995, representing an increase of $21,714,000 or 84.4%. The growth in Medical Service Revenues is attributable to a $34,729,000 increase in Gross Medical Billings generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians of $2,233,000 and a decrease in the provision for uncollectible revenues of $413,000. The growth in Gross Medical Revenues during the three months ended March 31, 1996, is due to an increase in the number of physicians by 85 at March 31, 1996, compared to March 31, 1995; an increase in the number of service locations from 49 to 78; and growth of the revenue base from expansion of services provided at existing locations. The increase over the prior period in the number of physicians is comprised of 55 medical oncologists, 13 radiation oncologists, and 17 other physicians.

         The Company began expansion of its management services to oncology-related physicians outside the state of Texas in April 1995. During 1995, the Company entered into Service Agreements with physicians in Iowa, Oregon, Missouri, and Washington. In January 1996, the Company entered into Service Agreements with physicians in Maryland, and in March 1996, with physicians in Arkansas.

         The Company opened four full-service cancer centers, which include radiation therapy services, since March 31, 1995 (the Brownsville cancer center opened in June 1995, the Southwest Dallas cancer center opened in August 1995, and the North Dallas and Mesquite cancer centers opened in September 1995).
The Company assumed the operations of the Midland cancer center in April 1995 under a ten-year lease. In addition, effective April 1, 1996, the Company purchased an existing cancer treatment facility and assumed the operations of another facility in El Paso, Texas, and Las Cruces, New Mexico, respectively.

         Amounts Retained by Physicians were 24.7% of Gross Medical Revenues for the three months ended March 31, 1996, compared to 33.2% of Gross Medical Revenues for the comparable period in 1995. The decrease in the percentage is due to the expansion of services offered through the Company's facilities, the change in calculating the Company's management fee under the Texas Service Agreement, and the addition of new Agreements entered into with Affiliated Physician Groups outside of Texas.

         Contractual discounts were 36.2% of Gross Medical Billings for the three months ended March 31, 1996, compared to 38.3% of Gross Medical Billings for the comparable period in 1995. A larger percentage of the Company's revenue is derived from managed care payors. The managed care payors with whom the Company has contracts reimburse the Company on a discounted fee-for-service basis, which accounted for 25% and 21% of Gross Medical Billings for the three months ended March 31, 1996 and 1995, respectively. The provision for contractual discounts and for uncollectible accounts reflects the Company's current collection experience.

         OTHER REVENUES. Other revenues for the three months ended March 31, 1996, were $2,179,000 compared to $1,176,000 for the three months ended March 31, 1995, representing an increase of $1,003,000, or 85.3%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and from research activities performed by the Company's affiliated physicians that are sponsored by certain pharmaceutical companies. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in the retail pharmacy revenues is a result of the growth in the number of locations opened as of March 31, 1996, of 21 compared to 12 as of March 31, 1995.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended March 31, 1996, were $14,080,000 compared to $7,927,000 for the three months ended March 31, 1995, representing an increase of $6,153,000 or 77.6%. Salaries and benefits include certain costs of clinical nonphysician employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 28.3% for the three months ended March 31, 1996, compared to 29.4% for the comparable period in 1995. This decrease in the percentage of salaries and benefits to total revenues was due to enhanced services, such as radiation therapy, where the incremental personnel cost of providing services is less than the increase in the revenues generated. In addition, the Company's incremental cost of administrative personnel, such as billing and collection personnel, does not increase proportionately to the increase in revenues as a result of the Company's increasing use of technologies such as electronic billing and remittances with certain large payors. The decrease in the percentage was offset, in part, through the increase in corporate management, required to support the Company's expanded operations.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended March 31, 1996, were $12,671,000 compared to $7,041,000 for the three months ended March 31, 1995, representing an increase of $5,630,000 or 80.0%. The dollar increase in pharmaceuticals and supplies for the three months ended March 31, 1996, compared with the comparable period in the prior year is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 25.5% for the three months ended March 31, 1996, compared to 26.1% for the three months ended March 31, 1995. The percentage of pharmaceuticals and supplies to total revenues decreased as a result of the increased growth in the radiation therapy services (as compared to chemotherapy infusion services) generated by the Affiliated Physician Groups. Radiation therapy services, unlike chemotherapy infusion services, do not require significant pharmaceuticals in connection with treatments.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1996, were $10,597,000 compared to $7,082,000 for the three months ended March 31, 1995, representing an increase of $3,515,000 or 49.6%. The percentage of general and administrative expenses to total revenues was 21.3% for the three months ended March 31, 1996, compared to 26.2% for the three months ended March 31, 1995. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $1,348,000 consisting primarily of rents, utilities, and taxes incurred to support the additional office and leased cancer centers, which have commenced operations since March 31, 1995. Purchased services increased $1,117,000 primarily due to increased reference laboratory services that have been contracted by the Company to support the Company's expanded operations and amounts incurred for temporary clerical work to assist in the expansion of the Company's existing and new service locations. Other general and administrative expenses increased $950,000 as a result of the increased level of travel, promotions, telecommunications services, and insurance required to support the Company's expanded opertaions. The provision for uncollectible accounts related to Medical Service Revenues increased $100,000 and reflects the results of the Company's current collections experience.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1996, was $3,232,000 compared to $1,407,000 for the three months ended March 31, 1995, representing an increase of $1,825,000 or 129.7%. Depreciation increased $1,358,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since March 31, 1995. Amortization increased $467,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the three months ended March 31, 1996, was $579,000 compared to $130,000 for the three months ended March 31, 1995, representing an increase of $449,000 or 345.9%. The proceeds from the Company's initial public offering in December 1994, were used to fund a portion of the Company's capital expenditures incurred during the three months ended March 31, 1995. The increased level of capital expenditures during the three months ended March 31, 1996, and the related increase in amounts borrowed under the revolving line of credit ("Revolver") resulted in the increase in interest.

         INCOME TAXES. Income taxes were $3,378,000 for the three months ended March 31, 1996 compared to $1,333,000 for the three months ended March 31, 1995, representing an increase of $2,045,000 or 153.4%. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes at an effective rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated its cash flows from operations, bank financing, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for cancer centers and medical offices, and financing receivables. More recently, the Company has also used cash, in part, when acquiring assets from and entering into Service Agreements with Affiliated Physician Groups.

         Net cash used in operations for the three months ended March 31, 1996, was $18,265,000. Collections on the Company's accounts receivable, which are purchased at the end of each month under the terms of the Service Agreements, are an integral part of the Company's liquidity from operating activities. Under the terms of the Service Agreements, the accounts receivable are purchased net of estimated contractual discounts and estimated uncollectible accounts. In addition, the Company typically purchases the outstanding accounts receivables of Affiliated Physician Groups when a group enters into a Service Agreement. Net cash was used from operations for the quarter ended March 31, 1996, primarily as a result of the continued growth in the Company's existing business, the increase in the number of physicians that have affiliated with the Company, and the corresponding impact that the growth had on the amount of receivables purchased by the Company and financed by cash flows from operations.

         Net cash used in investing activities for the three months ended March 31, 1996, was $23,070,000. During the three months ended March 31, 1996, the Company continued the construction and equipping of a cancer center in El Paso, Texas which is scheduled to open in June, a diagnostic imaging center located adjacent to the Mesquite cancer center scheduled to open in May, and the remodeling and expansion of the Plano and Sherman cancer centers. In January 1996, the Company made a final payment on twelve computerized tomography scan machines that were acquired and installed in certain of its cancer centers beginning in March 1994. In addition, land was purchased for future development of cancer centers in Eugene, Oregon and Abilene, Texas and $1,757,000 was paid to the Affiliated Physician Groups in Maryland and Arkansas who entered into Service Agreements in January and March, respectively. The Company is currently committed to approximately $16,000,000 in capital expenditures related to construction activities and the acquisition of equipment. These expenditures are expected to be funded primarily using proceeds from the Company's recently completed public offering and from borrowings under its Revolver.

         Net cash flows from financing activities for the three months ended March 31, 1996, were $31,186,000. Borrowings under the Company's Revolver were $36,000,000 and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, and for working capital purposes. During the three months ended March 31, 1996, payments of $4,866,000 were made to Affiliated Physician Groups on Company-financed notes that have been issued as part of the consideration for entering into a Service Agreement. In April 1996, the Company completed a public offering of 2,990,000 shares of common stock of which 2,690,000 were sold by the Company and 300,000 were sold by a selling shareholder. The net proceeds to the Company from this offering were approximately $102,300,000, of which $59,000,000 was used to repay amounts outstanding under the Revolver as of the closing date. The remainder of the proceeds are expected to be used for future capital expenditures, acquisitions, amounts paid to Affiliated Physician Groups as consideration for entering into Service Agreements, and for working capital.

         The Company's Revolver provides for maximum borrowings of up to $90 million (based on a calculation of the Company's borrowing base). The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus 1% at March 31, 1996) or the Prime Rate. The Revolver also contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to incur future indebtedness, pay cash dividends, sell assets, and redeem or repurchase Company securities. Currently, the Company has available borrowing capacity under the Revolver of $90,000,000.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of the related equipment, which is expected to be approximately $40 million through the remainder of 1996; acquisition of medical practice assets; entering into Service Agreements with physician practices; repayment of notes issued in connection with the acquisition of Service Agreement; and working capital. The Company believes that proceeds from the recently completed public offering and unused borrowing capacity under the Revolver will be sufficient to meet its needs in the near term. In addition, the Company will continue to lease cancer centers under operating leases rather than construct them if the implicit cost of construction is equal to or less than the cost to construct its own facilities.

                                   Part II


Item 1. Legal Proceedings.

        In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA. This lawsuit asserts various claims, including claims of monopolization, attempted monopolization, conspiracy to monopolize, unfair competition, and tortious interference with contractual relationships. Methodist seeks both injunctive relief and unspecified monetary and punitive damages. The Company has denied each of Methodist's claims, believes this lawsuit is without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted by Methodist.

Item 2. Changes in Securities.

        Effective May 7, 1996, the Company's Articles of Incorporation was amended to increase the authorized shares of common stock from 50,000,000 to 150,000,000. The additional authorized shares of common stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of the Nasdaq Stock Market.

Item 6. Exhibits and Reports on Form 8-K.

                               INDEX TO EXHIBITS

   Exhibit                                                                                        Sequential
   Number                                         Description                                        Page
- - -------------------------------------------------------------------------------------------------------------
    3.1          --      Articles of Incorporation of Registrant.                                     --
     3.2*        --      Bylaws of the Registrant.                                                    --
     4.1*        --      See Exhibits 3.1 and 3.2 for provisions of the Articles of                   --
                         Incorporation and Bylaws defining rights of the holders of the Common
                         Stock of the Registrant.
     4.2*        --      Form of Stock Certificate for the Common Stock of the Registrant.            --
    10.1*        --      Amended and Restated Service Agreement, dated as of October 1, 1993,         --
                         by and between the Registrant and Texas Oncology, P.A., as amended by
                         Amendment No. 1.
    10.2*        --      Restated Security Agreement, dated as of October 1, 1993, by Texas           --
                         Oncology, P.A. in favor of Registrant.
    10.3*        --      Service Agreement, dated as of October 1, 1993, by and between Texas         --
                         Oncology Pharmacy Services, Inc. and Texas Oncology, P.A.
   10.4****      --      Amended and Restated Loan and Security Agreement among Bank One,             --
                         Texas, N.A. as administrative lender, Bank One, Texas, N.A., and
                         NationsBank of Texas, N.A., as lenders, and the Registrant, dated effective December 31, 1995.
    10.5*        --      Series A Convertible Preferred Stock Purchase Agreement, dated as of         --
                         October 8, 1993, by and among the Registrant, Texas Oncology, P.A., and certain investors.
    10.6*        --      Stockholders' Agreement, dated October 8, 1993, by and among the             --
                         Registrant, Texas Oncology, P.A., and certain investors.
    10.7*        --      Registration Rights Agreement, dated as of October 8, 1993, by and           --
                         among the Registrant, Texas Oncology, P.A., and certain investors.
    10.8*        --      Series B Convertible Preferred Stock Purchase Agreement, dated as of         --
                         September 16, 1994, between the Registrant and Baylor University
                         Medical Center.
    10.9*        --      Stockholders' Agreement, dated as of September 16, 1994, by and among        --
                         the Registrant, Texas Oncology, P.A., and Baylor University Medical
                         Center.
    10.10*       --      Registration Rights Agreement, dated as of September 16, 1994, by and        --
                         among the Registrant, Texas Oncology, P.A., and Baylor University
                         Medical Center.
    10.11*       --      Promissory Note of Texas Oncology, P.A., dated September 15, 1994, in        --
                         the original principal amount of $6,600,000, payable to the order of the Registrant.
    10.12*       --      Lease Agreement, dated as of August 1, 1994, by and between Baylor           --
                         Health Care System, as landlord, and the Registrant, as tenant.
    10.13*       --      Lease, dated as of September 1, 1992, by and between Mother Frances          --
                         Hospital of Tyler, Texas, as landlord, and the Registrant, as tenant.

   Exhibit                                                                                        Sequential
   Number                                         Description                                        Page
- - -------------------------------------------------------------------------------------------------------------
    10.14*       --      Office Lease Agreement, dated as of February 12, 1993, by and between        --
                         Texas Commerce Bank -- Odessa, N.A., as lessor, and the Registrant, as Lessee.
    10.15*       --      Arlington Medical Center Medical Office Building Lease Agreement,            --
                         dated as of December 8, 1993, by and between HCA-Arlington, Inc., as landlord, and the Registrant as tenant.
   10.16**       --      Sublease, dated as of January 24, 1995, by and between Eagle Snacks,         --
                         Inc., as Sublandlord, and the Registrant, as Subtenant.
   10.17***      --      Lease Agreement, dated as of April 2, 1995, by and between Midland           --
                         County Hospital District, as landlord, and the Registrant, as tenant.
  10.18****      --      Office Lease, dated as of November 20, 1996, by and between                  --
                         Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee.
  10.19****      --      First Amendment to Lease, dated as of February 29, 1996, by and              --
                         between Northcreek Business Park, Ltd., as lessor, and the
                         Registrant,
                         as lessee.
  10.20****      --      Lease Agreement, dated June 16, 1995, between Medical City Dallas            --
                         Limited, as lessor, and the Registrant, as lessee.
  10.21****      --      First Amendment to Lease Agreement, dated November 9, 1995, by and           --
                         between Medical City Dallas Limited, as lessor, and the Registrant, as lessee.
  10.22****      --      Lease Agreement, dated as of June 1, 1995, by and between Galen              --
                         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee.
  10.23****      --      Lease Agreement, dated as of June 1, 1995, by and between Galen              --
                         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee.
    10.24        --      Two Lincoln Centre office sublease agreement between Santa Fe                --
                         International Corporation as landlord and Physician Reliance Network,
                         Inc., as tenant.
    10.25        --      Amended and Restated Service Agreement between Physician Reliance            --
                         Network, Inc. and Texas Oncology, P.A.


                         EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS
    10.26*       --      1993 Stock Option Plan.                                                      --
    10.27*       --      1994 Stock Option Plan for Outside Directors.                                --
    10.28*       --      Form of Employment Agreement entered into by the Registrant with Drs.        --
                         Reese and Bailes and with Messrs. Kurtz, McGinn, Sims, and Whren.

      11         --      Statement re net income per common equivalent share.
    21****       --      Subsidiaries of the Registrant.                                              --





                                                            14
#        _________________
         * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 84436).

         ** Incorporated by reference to the Registrant's Transition Report on Form 10-K for the period from October 1, 1994 through December 31, 1994.

         *** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 90996).

         **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHYSICIAN RELIANCE NETWORK, INC.


Date:  May 15, 1995                     By: /s/ Merrick H. Reese
                                            ----------------------------------
                                            Merrick H. Reese, President and
                                            Chief Executive Officer

                                        By: /s/ Randall D. Kurtz
                                            ----------------------------------
                                            Randall D. Kurtz, Executive Vice
                                            President Chief Financial Officer
                                            and Treasurer