Form 10-Q
period 1996-06-30
PHYSICIAN RELIANCE NETWORK INC
filed 1996-08-13
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________

                      Commission file number  0-24872

                        Physician Reliance Network, Inc.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                       Texas                                      75-2495107
- ------------------------------------------------           ---------------------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                   Organization)                             Identification No.)

            8115 Preston Road, Suite 300
                   Dallas, Texas                                   75225
- ----------------------------------------------------       ---------------------
      (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code:   (214) 692-3800



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

         As of August 9, 1996, approximately 47,368,228 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
- --------------------------------------------------------------------------------

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its wholly owned subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not necessarily indicative of the results for the full year.



   See accompanying notes to condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED


                                     ASSETS

                                                                       June 30,              December  31,
                                                                         1996                     1995
                                                                     -------------          -------------
 Current assets:
     Cash and cash equivalents                                       $      25,778          $      12,405
     Accounts receivable, net of
         allowances of $14,649 and $12,087, respectively                    74,737                 49,856
    Due from related parties                                               14,132                   2,123
     Other receivables                                                       4,255                  1,844
     Inventories                                                             2,423                  3,841
     Prepaid expenses and other                                              1,386                  1,965
     Deferred income tax                                                       548                    361
                                                                     -------------          -------------
         Total current assets                                              123,259                 72,395
                                                                     -------------          -------------

 Property and equipment:
     Land                                                                   12,467                  9,386
     Buildings                                                              50,961                 33,502
     Furniture and equipment                                                85,079                 66,809
     Construction-in-progress                                                2,227                  3,164
                                                                     -------------          -------------
                                                                           150,734                112,861
     Less- Accumulated depreciation                                        (21,790)               (16,310)
                                                                     -------------          -------------
         Net property and equipment                                        128,944                 96,551
                                                                     -------------          -------------

 Investments                                                                 2,038                  1,997
 Service agreements, net                                                    42,456                 29,188
 Other assets, net                                                           7,038                  4,502
                                                                     -------------          -------------
         Total assets                                                $     303,735          $     204,633
                                                                     =============          =============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,                December 31,
                                                                       1996                      1995
                                                                   -------------            -------------
 Current liabilities:
     Accounts payable                                              $      14,316            $      10,206
     Accrued liabilities-
         Salaries and benefits                                             3,477                    2,850
         Other                                                             2,207                    2,775
                                                                   -------------            -------------
                                                                           5,684                    5,625

     Due to related party                                                    ---                    1,105
     Federal income tax                                                      ---                      960
     Current maturities of long-term debt                                  2,039                    1,873
                                                                   -------------            -------------
         Total current liabilities                                        22,039                   19,769


 Long-term debt, net of current maturities                                 5,820                   26,973
 Construction and retainage payable                                          855                    7,505
 Deferred income taxes                                                     6,102                    4,652
                                                                   -------------            -------------
         Total liabilities                                                34,816                   58,899
                                                                   -------------            -------------

 Stockholders' equity:
     Common stock                                                            237                      209
     Additional paid-in capital                                          225,297                  120,880
     Common stock to be issued, 449,628 shares                            15,618                    8,027
     Retained earnings                                                    27,967                   16,818
                                                                   -------------            -------------
                                                                         269,119                  145,934
     Less-Subscription receivable                                           (200)                    (200)
                                                                   -------------            -------------
         Total stockholders' equity                                      268,919                  145,734

                                                                   -------------            -------------
         Total liabilities and stockholders' equity                $     303,735            $     204,633
                                                                   =============            =============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                  -----------------------------     ----------------------------
                                                                      1996             1995              1996           1995
                                                                  -----------      ------------     -------------    -----------
 Revenues:

       Medical service revenues                                   $    53,136      $     28,841     $     100,667    $    54,238
       Other revenues                                                   3,434             2,057             5,613          3,653
                                                                  -----------      ------------     -------------    -----------
              Total revenues                                           56,570            30,898           106,280         57,891
                                                                  -----------      ------------     -------------    -----------
 Costs and expenses:

       Salaries and benefits                                           16,182             8,643            30,262         16,570
       Pharmaceuticals and supplies                                    15,717             7,625            28,388         14,666
       General and administrative                                      11,198             7,788            21,795         14,870
       Depreciation and amortization                                    3,411             1,665             6,643          3,033
       Interest expense                                                   259               186               838            355
                                                                  -----------      ------------     -------------    -----------
              Total costs and expenses                                 46,767            25,907            87,926         49,494

                                                                  -----------      ------------     -------------    -----------
 Income before taxes and extraordinary item                             9,803             4,991            18,354          8,397
                                                                  -----------      ------------     -------------    -----------

 Provision (benefit) for income taxes:
       Current                                                          3,107             2,286             5,893          4,673
       Deferred                                                           720              (319)            1,312         (1,373)
                                                                  -----------      ------------     -------------    -----------
              Total provision for income taxes                          3,827             1,967             7,205          3,300

                                                                  -----------      ------------     -------------    -----------
 Net income                                                       $     5,976      $      3,024     $      11,149    $     5,097
                                                                  ===========      ============     =============    ===========

 Net income per share (primary and fully diluted):                $      0.13      $       0.08     $        0.25    $      0.13
                                                                  ===========      ============     =============    ===========

 Weighted average shares outstanding                                   47,748            38,772            45,141         38,772
                                                                  ===========      ============     =============    ===========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ---------------------------------
                                                                                          1996               1995
                                                                                      ------------       --------------
 Cash flows from operating activities:
     Net income                                                                       $     11,149       $        5,097
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                       6,643                3,111
         Deferred income tax, net                                                            1,263               (1,446)
         Changes in operating assets and liabilities:
             Increase in accounts receivable, net                                          (39,301)             (10,754)
             Decrease (increase) in inventories and prepaids                                 1,997               (1,140)
             Increase in other assets                                                       (2,674)              (5,534)
             Increase in accounts payable and accrued liabilities                            3,209                9,502
             Decrease in due to related party                                              (1,105)               (1,123)


                                                                                      ------------       --------------
                Net cash used in operating activities                                     (18,819)              (2,287)
                                                                                      ------------       --------------
 Cash flows from investing activities:
     Service agreements                                                                     (4,468)                  --
     Capital expenditures                                                                  (37,873)             (21,166)
     Construction and retainage                                                             (6,650)                 911
                                                                                      ------------       --------------
                 Net cash used in investing activities                                     (48,991)             (20,255)
                                                                                      ------------       --------------
 Cash flows from financing activities:
     Proceeds from long-term borrowings                                                     43,000               10,429
     Payments on long-term borrowings                                                      (64,137)              (9,800)
     Proceeds from subscription notes receivable                                                                  6,400
     Issuance of common stock                                                              102,320               38,078

                                                                                      ------------       --------------
         Net cash provided by financing activities                                          81,183               45,107
                                                                                      ------------       --------------
 Net increase in cash and cash equivalents                                                  13,373               22,565

 Cash and cash equivalents, beginning of period                                             12,405               10,498


                                                                                      ------------       --------------
 Cash and cash equivalents, end of period                                             $     25,778       $       33,063
                                                                                      ============       ==============
 Cash paid during the period:
     Interest, net of amount capitalized                                              $        504       $          330
     Income taxes                                                                     $      5,300                  819


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHYSICIAN RELIANCE NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three and six months ended June 30, 1996, and 1995. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.



2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During 1996, the Company acquired assets in exchange for $2,125 of common stock and a commitment to issue approximately $7,643 of common stock in connection with the execution of certain Service Agreements.


3.  COMMON STOCK:

         In April 1996, the Company completed a public offering of 2,690,000 shares of common stock. The net proceeds to the Company from the offering were approximately $102,300 of which $59,000 was used to repay amounts outstanding under the Company's revolving credit facility. The remainder of the net proceeds have and will be used for future capital expenditures, acquisitions, amounts paid to Affiliated Physician Groups as consideration for entering into service agreements, and for working capital.

         Effective May 7, 1996, the Company's Articles of Incorporation was amended to increase the authorized shares of common stock from 50,000,000 to 150,000,000, and the Company's Employee Option Plan was amended to increase the number of shares authorized to be issued under the plan from 637,201 shares to 1,637,201 shares.

         In June 1996, the Company issued Common Stock in connection with a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its December 31, 1995, Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

OVERVIEW

         The Company provides the management, facilities, administrative and technical support, and ancillary services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physician groups ("Affiliated Physician Groups") provide all aspects of care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. The Company's medical service revenues ("Medical Service Revenues") are equal to gross billings of its Affiliated Physician Groups ("Gross Medical Billings") less contractual discounts, provision for uncollectible accounts, and amounts retained by physicians pursuant to the service agreements ("Amounts Retained by Physicians"). Under the Service Agreements, the Company receives a fee for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. ("Texas Service Agreement"). Effective January 1, 1996, the method of calculating the Company's management fee under the Texas Service Agreement was amended. Prior to the amendment, the management fee was based upon a percentage of Gross Medical Revenues. Under the amended Texas Service Agreement, the management fee to the Company is based upon a percentage of the earnings before interest and taxes ("Earnings") plus the nonphysician expenses of the related practice locations. The Company and TOPA believe that this change in calculating the Company's management fee and the related Amounts Retained by Physicians better aligns the incentives of the Company and TOPA for the development and the expansion of service lines and locations as well as the management of the cost of providing services. The Company believes that as capitated agreements with payors increase, a management fee based upon Earnings is more appropriate and that an increasing amount of its revenues in the future will be from management service agreements with a management fee based upon Earnings rather than based on Gross Medical Revenues.

         The following table summarizes (in thousands) the derivation of Medical Service Revenues for the periods indicated.

                                                   Three Months ended June 30,                  Six Months ended June 30,
                                                     1996               1995                   1996                1995
                                                  ---------           ---------              ---------           ---------
Gross Medical Billings                            $ 115,371           $  72,001              $ 216,904           $ 138,805
Contractual discounts                               (42,315)            (27,463)               (79,086)            (53,459)
                                                  ---------           ---------              ---------           ---------
    Gross Medical Revenues                           73,056              44,538                137,818              85,346

Provision for uncollectible accounts                 (1,931)             (1,325)                (3,253)             (3,060)
Amounts Retained by Physicians                      (17,989)            (14,372)               (33,898)            (28,048)
                                                  ---------           ---------              ---------           ---------
    Medical Service Revenues                      $  53,136           $  28,841              $ 100,667           $  54,238
                                                  =========           =========              =========           =========



         The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Condensed

Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                                       ---------------------------                --------------------------
                                                         1996              1995                   1996                 1995
                                                         -----             -----                  -----                -----
Revenues:

Medical service revenues                                  93.9%             93.3%                  94.7%                93.7%
Other revenues                                             6.1               6.7                    5.3                  6.3
                                                         -----             -----                  -----                -----
          Total revenues                                 100.0             100.0                  100.0                100.0


Costs and expenses:

Salaries and benefits                                     28.6              28.0                   28.5                 28.7
Pharmaceutical and supplies                               27.8              24.6                   26.7                 25.4
General and administrative                                19.8              25.2                   20.5                 25.6
Depreciation and amortization                              6.0               5.4                    6.3                  5.2
                                                         -----             -----                  -----                -----
    Income before interest expense, taxes, and
        extraordinary item                                17.8              16.8                   18.0                 15.1
Interest expense                                           0.5               0.6                    0.7                  0.6
                                                         -----             -----                  -----                -----
    Income before income taxes                            17.3              16.2                   17.3                 14.5
Income taxes                                               6.7               6.4                    6.8                  5.7
                                                         -----             -----                  -----                -----

          Net income                                      10.6%              9.8%                  10.5%                 8.8%
                                                         =====             =====                  =====                =====



THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995


         MEDICAL SERVICE REVENUES. Medical Service Revenues were $53,136,000 for the three months ended June 30, 1996, compared to $28,841,000 for the three months ended June 30, 1995, representing an increase of $24,295,000 or 84.2%. The growth in Medical Service Revenues is attributable to a $28,518,000 increase in Gross Medical Revenues generated by affiliated physicians offset by an increase in Amounts Retained by Physicians of $3,617,000 and an increase in the provision for uncollectible accounts of $606,000. The growth in Gross Medical Revenues during the three months ended June 30, 1996, is due to an increase in the number of physicians by 87 from 153 to 240; an increase in the number of service locations from 53 to 90; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 61 medical oncologists, 14 radiation oncologists, and 12 other physicians.

         The Company began expansion of its management services to oncology-related physicians outside the state of Texas in April 1995. Through June 30, 1996, the Company entered into Service Agreements with physicians in Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, and New York.

         The Company has opened four full-service cancer centers, that include radiation therapy services, since June 30, 1995 (the Brownsville cancer center opened in June 1995, the Southwest Dallas cancer center opened in August 1995, and the North Dallas and Mesquite cancer centers opened in August 1995). In addition, the Company purchased an existing cancer center and assumed the operations of another facility in El Paso, Texas, in April 1996.

         Amounts Retained by Physicians were 24.6% of Gross Medical Revenues for the three months ended June 30, 1996, compared to 32.2% of Gross Medical Revenues for the comparable period in 1995. The decrease in the percentage is due to the expansion of services offered through the Company's facilities, the change in calculating the Company's management fee under the Texas Service Agreement, and the addition of new Agreements entered into with Affiliated Physician Groups outside of Texas.

         Contractual discounts were 36.7% of Gross Medical Billings for the three months ended June 30, 1996, compared to 38.1% of Gross Medical Billings for the comparable period in 1995. The provision for uncollectible accounts related to the Amounts Retained by Physician Groups was 1.7% of Gross Medical Billings for the three months ended June 30, 1996, compared to 1.8% for the comparable period in 1995. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

         OTHER REVENUES. Other revenues for the three months ended June 30, 1996, were $3,434,000 compared to $2,057,000 for the three months ended June 30, 1995, representing an increase of $1,377,000, or 66.9%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and interest income from investing the proceeds from the Company's public offering of 2,690,000 shares of common stock that was completed in April 1996 ("Offering"). The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in other revenues is primarily a result of the growth in the number of locations opened as of June 30, 1996, to 21 compared to 14 as of June 30, 1995.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended June 30, 1996, were $16,182,000, compared to $8,643,000 for the three months ended June 30, 1995, representing an increase of $7,539,000, or 87.2%. Salaries and benefits include certain costs of clinical nonphysician employee expenses paid by the Company pursuant to the terms of the Company's Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.6% for the three months ended June 30, 1996, compared to 28.0% for the comparable period in 1995. During the three months ended June 30, 1996, the Company increased its management infrastructure, including a chief operating officer, to support its development of a national presence. The Company has also continued to develop enhanced services within its service locations, such as radiation therapy, where the incremental cost of providing services is less than the increase in the revenues generated; however, a larger percentage of the physicians and related services added since June 30, 1995, have been medical oncologists where such revenue enhancements have not yet occurred. Approximately 61.3% of the physicians managed by the Company at June 30, 1996, were medical oncologists compared to 56.2% for the comparable period in 1995. The increase in the percentage of medical oncologists is a result of the Company's focus on the development of and entry into new geographical markets.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended June 30, 1996, were $15,717,000 compared to $7,625,000 for the three months ended June 30, 1995, representing an increase of $8,092,000 or 106.1%. The dollar increase in pharmaceuticals and supplies for the three months ended June 30, 1996, compared with the comparable period in the prior year is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 27.8% for the three months ended June 30, 1996, compared to 24.6% for the three months ended June 30, 1995. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and a result of overall cost increases. The medical oncologist, who is a cancer patient's primary caregiver, primarily uses chemotherapy, which involves the injection and infusion of pharmaceuticals in the treatment of cancer.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1996, were $11,198,000 compared to $7,788,000 for the three months ended June 30, 1995, representing an increase of $3,410,000 or 43.8%. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $1,507,000 consisting primarily of rents, utilities, and property taxes incurred to support additional physician office and leased cancer centers that have commenced operations since June 30, 1995. Purchased services increased $434,000 primarily as a result of contracting with Baylor University Medical Center ("BUMC") to provide certain facility services at the Company's largest cancer center; supporting the increased computer hardware and software required to support the physician growth; and contracting temporary personnel requirements with outside consultants and services. Other general and administrative expenses increased $780,000 as a result of the an increase in telecommunications expense to service the additional site locations and increased level of travel to service the additional site locations and related Affiliated Physician Groups as well as develop new markets. The provision for uncollectible accounts related to Medical Service Revenues increased $689,000. for the three months ended June 30, 1996, and reflects the Company's current collections experience. The percentage of general and administrative expenses to total revenues was 19.8% for the three months ended June 30, 1996, compared to 25.2% for the three months ended June 30, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations that do not result in corresponding increases in general and administrative expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1996, was $3,411,000 compared to $1,665,000 for the three months ended June 30, 1995, representing an increase of $1,746,000 or 104.9%. Depreciation increased $1,297,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since June 30, 1995. Amortization increased $449,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the three months ended June 30, 1996, was $259,000 compared to $186,000 for the three months ended June 30, 1995, representing an increase of $73,000 or 39.2%. The increase in interest expense was due to increased borrowings under the Revolver during the three months ended June 30, 1996, as compared to the comparable period in 1995. However, the increased outstanding borrowings during the three months ended June 30, 1996, were repaid in May 1996 from a portion of the proceeds from the Offering.
 . Interest expense also includes the interest on seller-financed debt paid to certain Affiliated Physician Groups as consideration for entering into Service Agreements.

         INCOME TAXES. Income taxes were $3,827,000 for the three months ended June 30, 1996, compared to $1,967,000 for the three months ended June 30, 1995, representing an increase of $1,860,000 or 94.6%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect.


SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995


         MEDICAL SERVICE REVENUES. Medical Service Revenues were $100,667,000 for the six months ended June 30, 1996, compared to $54,238,000 for the six months ended June 30, 1995, representing an increase of $46,429,000 or 85.6%. The growth in Medical Service Revenues is attributable to a $52,472,000 increase in Gross Medical Revenues generated by affiliated physicians offset by an increase in Amounts Retained by Physicians of $5,850,000 and an increase in the provision for uncollectible accounts of $193,000. The growth in Gross Medical Revenues during the six months ended June 30, 1996, is due to an increase in the number of physicians by 87 from 153 to 240; an increase in the number of service locations from 53 to 90; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 61 medical oncologists, 14 radiation oncologists, and 12 other physicians.

         The Company began expansion of its management services to oncology-related physicians outside the state of Texas in April 1995. Through June 30, 1996, the Company entered into Service Agreements with physicians in Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, and New York.

         The Company has opened four full-service cancer treatment centers, that include radiation therapy services, since June 30, 1995 (the Brownsville cancer center opened in June 1995, the Southwest Dallas cancer center opened in August 1995, and the North Dallas and Mesquite cancer centers opened in August
1995). The Company assumed the operations of the Midland cancer center in April 1995, under a ten-year lease. In addition, the Company purchased an existing cancer center and assumed the operations of another facility in El Paso, Texas, in April 1996.

         Amounts Retained by Physicians were 24.6% of Gross Medical Revenues for the six months ended June 30, 1996, compared to 32.9% of Gross Medical Revenues for the comparable period in 1995. The decrease in the percentage is due to the expansion of services offered through the Company's facilities, the change in calculating the Company's management fee under the Texas Service Agreement, and the addition of new Agreements entered into with Affiliated Physician Groups outside of Texas.

         Contractual discounts were 36.5% of Gross Medical Billings for the three months ended June 30, 1996, compared to 38.5% of Gross Medical Billings for the comparable period in 1995. The provision for uncollectible accounts related to the Amounts Retained by Physician Groups was 1.5% of Gross Medical Billings for the three months ended June 30, 1996, compared to 2.2% for the comparable period in 1995. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

         OTHER REVENUES. Other revenues for the six months ended June 30, 1996, were $5,613,000 compared to $3,653,000 for the six months ended June 30, 1995, representing an increase of $1,960,000, or 53.7%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and interest income from investing the proceeds from the Offering completed in April 1996. The increase in other revenues is primarily a result of the growth in the number of locations opened as of June 30, 1996, to 21 compared to 14 as of June 30, 1995.

         SALARIES AND BENEFITS. Salaries and benefits for the six months ended June 30, 1996, were $30,262,000, compared to $16,570,000 for the six months ended June 30, 1995, representing an increase of $13,692,000 or 82.6%.
Salaries and benefits include certain nonphysician employee expenses of the Company's affiliated physician groups paid by the Company pursuant to the terms of the Company's service agreements. The dollar increase in the salaries and benefits is due to the increased number of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.5% for the six months ended June 30, 1996, compared to 28.7% for the comparable period in 1995.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the six months ended June 30, 1996, were $28,388,000 compared to $14,666,000 for the six months ended June 30, 1995, representing an increase of $13,722,000 or 93.6%. The increase in pharmaceuticals and supplies for the six months ended June 30, 1996, compared with the comparable period in the prior year is attributable to an increase in infusion, radiation, and breast diagnostic services performed by affiliated physicians. The percentage of pharmaceuticals and supplies to total revenues was 26.7% for the six months ended June 30, 1996, compared to 25.4% for the six months ended June 30, 1995. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company and a result of overall cost increases. Approximately 61.3% of the physicians managed by the Company at June 30, 1996, were medical oncologists compared to 56.2% for the comparable period in 1995. The medical oncologist, who is a cancer patient's primary caregiver, primarily uses chemotherapy, which involves the injection and infusion of pharmaceuticals in the treatment of cancer. The increase in the percentage of medical oncologists is a result of the Company's focus on the development of and entry into new geographical markets.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1996, were $21,795,000 compared to $14,870,000 for the three months ended June 30, 1995, representing an increase of $6,925,000 or 46.6%. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $2,845,000 consisting primarily of rents, utilities, and property taxes incurred to support additional physician office and leased cancer centers that have commenced operations since June 30, 1995. Purchased services increased $1,552,000 primarily as a result of contracting with BUMC to provide certain facility services at the Company's largest cancer center; supporting the increased computer hardware and software required to support the physician growth; and contracting temporary personnel requirements with outside consultants and services. Other general and administrative expenses increased $1,734,000 as a result of the increase in telecommunications and marketing expenses to service the additional site locations and increased level of travel to service the additional site locations and related Affiliated Physician Groups as well as develop new markets. The provision for uncollectible accounts related to Medical Service Revenues increased $794,000 for the three months ended June 30, 1996, and reflects the Company's current collections experience. The percentage of general and administrative expenses to total revenues was 20.5% for the six months ended June 30, 1996, compared to 25.6% for the six months ended June 30, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations that do not result in corresponding increases in general and administrative expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1996, was $6,643,000 compared to $3,033,000 for the six months ended June 30, 1995, representing an increase of $3,610,000 or 119.0%. Depreciation increased $2,695,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since June 30, 1995. Amortization increased $915,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the six months ended June 30, 1996, was $838,000 compared to $355,000 for the six months ended June 30, 1995, representing an increase of $483,000 or 136.1%. The increase in interest was due to increased borrowings under the Revolver during 1996 prior to the completion of the Offering in April 1996. The Company used a portion of the proceeds from the Offering to repay amounts outstanding under the Revolver. A portion of the proceeds from the Company's public offering of 3,795,000 and 2,000,000 shares of common stock completed in November 1994 and May 1995, respectively, were also used to repay amounts outstanding under the Revolver. Interest expense also includes the interest on seller-financed debt paid as consideration for Affiliated Physician Groups entering into Service Agreements.

         INCOME TAXES. Income taxes were $7,205,000 for the six months ended June 30, 1996, compared to $3,300,000 for the six months ended June 30, 1995, representing an increase of $3,905,000 or 118.3%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated its cash flows from operations, bank financing, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for the cancer centers and the medical offices, and financing receivables.
More recently, the Company has also used cash, in part, when acquiring assets (including outstanding accounts receivables) from and entering into Service Agreements with Affiliated Physician Groups.

         Net cash used in operations for the six months ended June 30, 1996, was $18,819,000. Collections on the Company's accounts receivable, which are purchased at the end of each month under the terms of the Service Agreements, are an integral part of the Company's liquidity from operating activities. Under the terms of the Service Agreements, the accounts receivable are purchased net of estimated contractual discounts and estimated uncollectible accounts. In addition, the Company typically purchases the outstanding accounts receivables of Affiliated Physician Groups when a group enters into a Service Agreement. Net cash was used from operations of $24,881,000 for the six months ended June 30, 1996, as a result of the continued growth in the Company's existing business, the increase in the number of physicians that have affiliated with the Company, and the corresponding impact that the growth had on the dollar amount of medical service receivables purchased by the Company and financed by cash flows from operations. Net cash was used from operations of $12,009,000 for the six months ended June 30, 1996, as a result of an increase in amounts due from related parties. These amounts arise primarily from short-term working capital advances made to the Affiliated Physician Groups and liabilities assumed by the Company from Affiliated Physician Groups but reimbursable to the Company at the time of entering into a Service Agreement. These amounts used by operations were offset by cash flows resulting from the increase in accounts payable and accrued liabilities related to the growth in the Company's business and the related financing of its expenditures through terms that the Company has negotiated with its vendors.

         Net cash used in investing activities for the six months ended June 30, 1996, was $48,991,000. During the six months ended June 30, 1996, the Company continued and completed the construction of and acquired the related equipment for the El Paso cancer treatment center that opened in mid-June 1996, a diagnostic imaging center located adjacent to the Mesquite cancer center that opened in mid-May 1996, and the remodeling and expansion of the Plano, Sherman, and Midland cancer centers. The Company also purchased and commenced operations of an existing free-standing cancer center in El Paso in April 1996. In January 1996, the Company made a final payment on twelve computerized tomography scan machines. The Company purchased land for future development of cancer centers in Eugene, Oregon and Abilene, Texas, and $4,468,000 was paid to the Affiliated Physician Groups in Maryland, Arkansas, and New York who entered into Service Agreements in January, March, and June, respectively. The Company is currently committed to approximately $5,000,000 in capital expenditures related to construction activities and the acquisition of equipment. These expenditures are expected to be funded primarily using proceeds from the Offering completed in April 1996 and from borrowings under the Revolver.

         Net cash flows from financing activities for the six months ended June 30, 1996, were $81,183,000. In April 1996, the Company completed the Offering which resulted in net proceeds to the Company of approximately $102,300,000. Borrowings under the Revolver prior to the completion of the Offering were $59,000,000 and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, and for working capital purposes. The borrowings under the Revolver were repaid from a portion of the proceeds from the Offering. The remainder of the proceeds from the Offering are expected to be used for future capital expenditures, acquisitions, amounts paid to Affiliated Physician Groups as consideration for entering into Service Agreements, and for working capital.

         The Revolver provides for maximum borrowings of up to $90 million (based on a calculation of the Company's borrowing base). The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus 1% at June 30, 1996) or the Prime Rate. The Revolver also contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the

Company's ability to incur future indebtedness, pay cash dividends, sell assets, and redeem or repurchase Company securities. Currently, the entire amount of the Revolver of $90 million is available to the Company.

         In June 1996, the Company paid a dividend in the form of a 2 for 1 stock split to shareholders of record on May 31, 1996.

         The Company expects that its principal use of funds in the foreseeable future will be for construction of cancer treatment centers and the acquisition of the related equipment which is expected to be $22,000,000 through the remainder of 1996; acquisition of medical practice assets; consideration for entering into Service Agreements with physician practices; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that the remaining proceeds from the Offering and unused borrowing capacity under the Revolver will be sufficient to meet its needs in the near term. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.
- --------------------------------------------------------------------------------

         Effective May 7, 1996, the Company's Articles of Incorporation was amended to increase the authorized shares of common stock from 50,000,000 to 150,000,000. The additional authorized shares of common stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of the Nasdaq Stock Market.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- --------------------------------------------------------------------------------

         The Company held its Annual Meeting of Shareholders on May 8, 1996 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect six directors, Merrick H. Reese, Joseph S. Bailes, Nancy G. Brinker, Robert W. Daly, Eric A. Kriss, and Boone Powell, Jr., for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the nominees for director:

      Nominee                              For             Against/Withheld
- ---------------------                  ----------          ----------------
Merrick H. Reese                       16,950,643               116,020
Joseph S. Bailes                       16,950,643               116,020
Nancy G. Brinker                       16,950,643               116,020
Robert W. Daly                         16,950,643               116,020
Eric A. Kriss                          16,950,643               116,020
Boone Powell, Jr.                      16,943,643               123,020

         At the Annual Meeting the shareholders also voted to amend the Company's Articles of Incorporation to increase the authorized Common Stock of the Company to 150,000,000 shares. A total of 12,942,372 votes were cast for such proposal and 3,982,146 votes were cast against such proposal, with 47,545 abstentions/broker non-votes with respect to the proposal.

         The shareholders of the Company also voted to amend certain provisions of the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved and authorized for issuance pursuant to the Plan and to limit the number of shares of Common Stock that may be issued to individual employees under the Plan. A total of 15,329,534 votes were cast for such proposal and 1,202,494 votes were cast against such proposal, with 49,530 abstentions/broker non-votes with respect to the proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------------

         (a)     Exhibits:  See Index to Exhibits on page 21.
         (b) No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHYSICIAN RELIANCE NETWORK, INC.


Date:  August 12, 1996              By: /s/ MERRICK H. REESE
                                       -----------------------------------------
                                        Merrick H. Reese, President
                                        and Chief Executive Officer


                                    By: /s/ RANDALL D. KURTZ
                                       -----------------------------------------
                                        Randall D. Kurtz, Executive
                                        Vice President and Chief
                                        Financial Officer

                               INDEX TO EXHIBITS

   Exhibit                                                                                         Sequential
   Number                                         Description                                         Page
- -----------     ---------------------------------------------------------------------------        ----------
     3.1         --      Articles of Incorporation of Registrant.                                     --
     3.2*        --      Bylaws of the Registrant.                                                    --
     4.1*        --      See Exhibits 3.1 and 3.2 for provisions of the Articles of                   --
                         Incorporation and Bylaws defining rights of the holders of the Common
                         Stock of the Registrant.
     4.2*        --      Form of Stock Certificate for the Common Stock of the Registrant.            --
    10.1*        --      Restated Security Agreement, dated as of October 1, 1993, by Texas           --
                         Oncology, P.A. in favor of Registrant.
    10.2*        --      Service Agreement, dated as of October 1, 1993, by and between Texas         --
                         Oncology Pharmacy Services, Inc. and Texas Oncology, P.A.
    10.3*        --      Amended and Restated Loan and Security Agreement among Bank One,             --
                         Texas, N.A. as administrative lender, Bank One, Texas, N.A., and
                         NationsBank of Texas, N.A., as lenders, and the Registrant, dated effective December 31, 1995.
    10.4****     --      Series A Convertible Preferred Stock Purchase Agreement, dated as of         --
                         October 8, 1993, by and among the Registrant, Texas Oncology, P.A., and certain investors.
    10.5*        --      Stockholders' Agreement, dated October 8, 1993, by and among the             --
                         Registrant, Texas Oncology, P.A., and certain investors.
    10.6*        --      Registration Rights Agreement, dated as of October 8, 1993, by and           --
                         among the Registrant, Texas Oncology, P.A., and certain investors.
    10.7*        --      Series B Convertible Preferred Stock Purchase Agreement, dated as of         --
                         September 16, 1994, between the Registrant and Baylor University
                         Medical Center.
    10.8*        --      Stockholders' Agreement, dated as of September 16, 1994, by and among        --
                         the Registrant, Texas Oncology, P.A., and Baylor University Medical
                         Center.
    10.9*        --      Registration Rights Agreement, dated as of September 16, 1994, by and        --
                         among the Registrant, Texas Oncology, P.A., and Baylor University
                         Medical Center.
    10.10*       --      Promissory Note of Texas Oncology, P.A., dated September 15, 1994, in        --
                         the original principal amount of $6,600,000, payable to the order of the Registrant.
    10.11*       --      Lease Agreement, dated as of August 1, 1994, by and between Baylor           --
                         Health Care System, as landlord, and the Registrant, as tenant.
    10.12*       --      Lease, dated as of September 1, 1992, by and between Mother Frances          --
                         Hospital of Tyler, Texas, as landlord, and the Registrant, as tenant.
    10.13*       --      Office Lease Agreement, dated as of February 12, 1993, by and between        --
                         Texas Commerce Bank -- Odessa, N.A., as lessor, and the Registrant, as Lessee.
    10.14*       --      Arlington Medical Center Medical Office Building Lease Agreement,            --
                         dated as of December 8, 1993, by and between HCA-Arlington, Inc., as landlord, and the Registrant as tenant.
    10.15*       --      Sublease, dated as of January 24, 1995, by and between Eagle Snacks,         --
                         Inc., as Sublandlord, and the Registrant, as Subtenant.


   Exhibit                                                                                         Sequential
   Number                                         Description                                         Page
- -----------     ---------------------------------------------------------------------------        ----------
   10.16**       --      Lease Agreement, dated as of April 2, 1995, by and between Midland           --
                         County Hospital District, as landlord, and the Registrant, as tenant.
   10.17***      --      Office Lease, dated as of November 20, 1996, by and between                  --
                         Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee.
   10.18****     --      First Amendment to Lease, dated as of February 29, 1996, by and              --
                         between Northcreek Business Park, Ltd., as lessor, and the
                         Registrant,
                         as lessee.
   10.19****     --      Lease Agreement, dated June 16, 1995, between Medical City Dallas            --
                         Limited, as lessor, and the Registrant, as lessee.
   10.20****     --      First Amendment to Lease Agreement, dated November 9, 1995, by and           --
                         between Medical City Dallas Limited, as lessor, and the Registrant, as lessee.
   10.21****     --      Lease Agreement, dated as of June 1, 1995, by and between Galen              --
                         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee.
   10.22****     --      Lease Agreement, dated as of June 1, 1995, by and between Galen              --
                         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee.
   10.23*****    --      Two Lincoln Centre office sublease agreement between Santa Fe                --
                         International Corporation as landlord and Physician Reliance Network,
                         Inc., as tenant.
   10.24*****    --      Amended and Restated Service Agreement between Physician Reliance            --
                         Network, Inc. and Texas Oncology, P.A.
                                                                                                      --
                         EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS
    10.26*       --      1993 Stock Option Plan.
    10.27*       --      1994 Stock Option Plan for Outside Directors.
    10.28*       --      Form of Employment Agreement entered into by the Registrant with Drs.        --
                         Reese and Bailes and with Messrs. Kurtz, McGinn, Sims, and Whren.
                                                                                                      --


   Exhibit                                                                                         Sequential
   Number                Description                                                                  Page
      11         --      Statement re net income per common equivalent share.                          21
      21****     --      Subsidiaries of the Registrant.                                               --
      27         --      Financial Data Schedule                                                       22


- -----------------
         * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 84436).

         ** Incorporated by reference to the Registrant's Transition Report on Form 10-K for the period from October 1, 1994 through December 31, 1994.

         *** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 90996).

         **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

         ***** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.