Form 10-Q
period 1996-09-30
PHYSICIAN RELIANCE NETWORK INC
filed 1996-11-14
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                      Commission file number  0-24872

                        Physician Reliance Network, Inc.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Texas                                      75-2495107
  -------------------------------------------------        ---------------------
  (State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                 Organization)                              Identification No.)

            8115 Preston Road, Suite 300
                   Dallas, Texas                                     75225
  -------------------------------------------------        ---------------------
      (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:   (214) 692-3800
                                                   -----------------------


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ----

As of November 11, 1996, approximately 47,435,425 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.


       The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its wholly owned subsidiaries (collectively, the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not necessarily indicative of the results for the full year.




     See accompanying notes to condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED


                                     ASSETS

                                                                    September 30,             December  31,
                                                                         1996                     1995
                                                                    -------------             -------------
Current assets:
    Cash and cash equivalents                                      $      13,181              $      12,405
    Accounts receivable, net of
       allowances of $17,119 and $12,087, respectively                    87,075                     49,856
    Due from related parties                                               5,541                      2,123
    Other receivables                                                      5,061                      1,844
    Inventories                                                            2,665                      3,841
    Prepaid expenses and other                                             1,933                      1,965
    Deferred income tax                                                      603                        361
                                                                   -------------              -------------
        Total current assets                                             116,059                     72,395
                                                                   -------------              -------------
Property and equipment:
    Land                                                                  12,469                      9,386
    Buildings                                                             53,941                     33,502
    Furniture and equipment                                               89,994                     66,809
    Construction-in-progress                                               4,341                      3,164
                                                                   -------------              -------------
                                                                         160,745                   112 ,861
    Less-Accumulated depreciation                                        (25,514)                   (16,310)
                                                                   -------------              -------------
        Net property and equipment                                       135,231                     96,551
                                                                   -------------              -------------
Investments                                                                1,733                      1,997
Service agreements, net                                                   66,543                     29,188
Other assets, net                                                          7,329                      4,502
                                                                   -------------              -------------
        Total assets                                               $     326,895              $    204, 633
                                                                    =============              =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,             December 31,
                                                                       1996                      1995
                                                                   -------------             ------------
 Current liabilities:
     Accounts payable                                              $      13,508             $     10,206
     Accrued liabilities-
         Salaries and benefits                                             4,133                    2,850
         Other                                                             2,799                    2,775
                                                                   -------------           --------------
                                                                           6,932                    5,625

     Due to related party                                                  1,479                    1,105
     Federal income tax                                                      ---                      960
     Current maturities of long-term debt                                  3,435                    1,873
                                                                   -------------           --------------
         Total current liabilities                                        25,354                   19,769

 Long-term debt, net of current maturities                                10,673                   26,973
 Construction and retainage payable                                          711                    7,505
 Deferred income taxes                                                     6,461                    4,652
                                                                   -------------           --------------
         Total liabilities                                                43,199                   58,899
                                                                   -------------           --------------

 Stockholders' equity:
     Common stock                                                            238                      209
     Additional paid-in capital                                          225,610                  120,880
     Common stock to be issued, 878,010 shares                            25,225                    8,027
     Retained earnings                                                    32,823                   16,818
                                                                   -------------           --------------
                                                                         283,896                  145,934
     Less-Subscription receivable                                           (200)                    (200)
                                                                   -------------           --------------
         Total stockholders' equity                                      283,696                  145,734

                                                                   -------------           --------------
         Total liabilities and stockholders' equity                $     326,895           $      204,633
                                                                   =============           ==============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                  ------------------------------     ---------------------------------
                                                      1996               1995               1996              1995
                                                  -------------    -------------     ----------------    -------------
 Revenues:

     Medical service revenues                          $60,095          $33,587             $160,762          $87,825
     Other revenues                                      2,722            1,649                8,335            5,302
                                                       -------          -------             --------          -------
         Total revenues                                 62,817           35,236              169,097           93,127
                                                       -------          -------             --------          -------

 Costs and expenses:

     Salaries and benefits                              17,586            9,325               47,847           25,895
     Pharmaceuticals and supplies                       19,511            8,103               47,899           22,769
     General and administrative                         12,981            9,333               34,776           24,203
     Depreciation and amortization                       4,429            1,864               11,072            4,897
     Interest expense                                      282               57                1,121              412
                                                       -------          -------             --------          -------
         Total costs and expenses                       54,789           28,682              142,715           78,176
                                                       -------          -------             --------          -------
 Income before taxes and extraordinary item              8,028            6,554               26,382           14,951

 Provision (benefit) for income taxes:
     Current                                             2,867            3,112                8,889            7,785
     Deferred                                              305             (523)               1,488           (1,896)
                                                       -------          -------             --------          -------
         Total provision for income taxes                3,172            2,589               10,377            5,889
                                                       -------          -------             --------          -------
 Net income                                            $ 4,856          $ 3,965             $ 16,005          $ 9,062
                                                       =======          =======             ========          =======

 Net income per share (primary and fully               $  0.10          $  0.10             $   0.34          $  0.23
  diluted):
                                                       =======          =======             ========          =======

 Weighted average shares outstanding                    49,477           39,716               46,882           39,716
                                                       =======          =======             ========          =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  UNAUDITED

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                          1996                1995
                                                                                       ---------            ---------
 Cash flows from operating activities:

     Net income                                                                         $ 16,005             $  9,062
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                    11,072                5,014
         Deferred income tax, net                                                          1,567               (1,969)
         Changes in operating assets and liabilities:
              Increase in accounts receivable, net                                       (37,714)             (18,188)
              Increase in other receivables                                               (6,635)                (533)
              Decrease (increase) in inventories and prepaids                              1,047               (1,682)
              Increase in other assets                                                    (2,453)              (1,506)
              Increase in accounts payable and accrued liabilities                         3,649               13,810
              Increase in due to related party                                               374                1,047
                                                                                        --------             --------
                 Net cash used in operating activities                                   (13,088)               5,055
                                                                                        --------             --------
 Cash flows from investing activities:
     Payments for service agreements                                                     (12,904)              (2,490)
     Capital expenditures                                                                (47,541)             (35,904)
     Construction and retainage                                                           (6,794)               2,070
                                                                                        --------             --------
                 Net cash used in investing activities                                   (67,239)             (36,324)
                                                                                        --------             --------
 Cash flows from financing activities:
     Contribution from minority interests                                                    ---                1,750
     Proceeds from long-term borrowings                                                   43,000                9,800
     Payments on long-term borrowings                                                    (64,531)              (9,856)
     Proceeds from subscription notes receivable                                             ---                6,400
     Issuance of common stock                                                            102,634               36,585
                                                                                        --------             --------
         Net cash provided by financing activities                                        81,103               44,679

 Net increase in cash and cash equivalents
                                                                                        --------             --------
                                                                                             776               13,410

 Cash and cash equivalents, beginning of period                                           12,405               10,498
                                                                                        --------             --------
 Cash and cash equivalents, end of period                                               $ 13,181             $ 23,908
                                                                                        ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHYSICIAN RELIANCE NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

        The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months and nine months ended September 30, 1996, and 1995. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2. SUPPLEMENTAL CASH FLOW INFORMATION:

        Supplemental schedule of noncash investing and financing activities are as follows:

        During 1996, the Company acquired assets in exchange for $2,125 of common stock, a commitment to issue approximately $17,250 of common stock, and the issuance of a long-term promissory note of $6,300 in connection with the execution of certain Service Agreements.

                                                    Nine Months Ended
                                                      September 30,
                                                  ------------------------
                                                    1996           1995
                                                  ---------     ----------
 Cash paid during the period:
     Interest, net of amount capitalized           $  678         $    349
     Income taxes                                  $8,445         $    950



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

        Effective May 7, 1996, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock from 50,000,000 to 150,000,000, and the Company's Employee Option Plan was amended to increase the number of shares authorized to be issued under the plan from 637,201 shares to 1,637,201 shares.

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

OVERVIEW

        The Company provides the management, facilities, administrative and technical support, and ancillary services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physician groups ("Affiliated Physician Groups") provide all aspects of care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. The Company's medical service revenues (the "Medical Service Revenues") are equal to gross billings of its Affiliated Physicians Groups ("Gross Medical Billings") less contractual discounts, provision for uncollectible accounts, and amounts retained by physicians pursuant to the service agreements ("Amounts Retained by Physicians"). Under the Service Agreements, the Company receives a fee for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. ("Texas Service Agreement"). Effective January 1, 1996, the method of calculating the Company's management fee under the Texas Service Agreement was amended. Prior to the amendment, the management fee was based upon a percentage of Gross Medical Revenues. Under the amended Texas Service Agreement, the management fee to the Company is based upon a percentage of the earnings before interest and taxes ("Earnings") plus the nonphysician expenses of the related practice locations. The Company and Texas Oncology, P.A. ("TOPA") believe that this change in calculating the Company's management fee and the related Amounts Retained by Physicians better aligns the incentives of the Company and TOPA for the development and the expansion of service lines and locations as well as the management of the cost of providing services. The Company also believes that as capitated agreements or case rates with payors increase, a management fee based upon Earnings is more appropriate and that an increasing amount of its revenues in the future will be from management service agreements with a management fee based upon Earnings rather than based on Gross Medical Revenues. Currently, approximately 90 percent of the Company's revenues is derived from management service agreement with a management fee based upon earnings.

        The following table summarizes (in thousands) the derivation of Medical Service Revenues for the periods indicated.

                                          Three Months Ended September 30,             Nine Months Ended September 30,
                                          --------------------------------             -------------------------------
                                             1996                 1995                     1996                 1995
                                           --------             --------                ---------            --------
Gross Medical Billings                     $129,414             $ 75,500                $ 346,318            $214,305
Contractual discounts                       (47,207)             (24,662)                (126,293)            (78,121)
                                           --------             --------                ---------            --------
    Gross Medical Revenues                   82,207               50,838                  220,025             136,184

Provision for uncollectible accounts         (1,989)              (1,451)                  (5,242)             (4,511)
Amounts Retained by Physicians              (20,123)             (15,800)                 (54,021)            (43,848)
                                           --------             --------                ---------            --------
    Medical Service Revenues               $ 60,095             $ 33,587                $ 160,762            $ 87,825
                                           ========             ========                =========            ========

        The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                                  --------------------------------          -------------------------------
                                                       1996               1995                  1996               1995
                                                  --------------     -------------          ------------      -------------
Revenues:

Medical service revenues                                95.7%             95.3%                  95.1%              94.3%
Other revenues                                           4.3               4.7                    4.9                5.7
                                                      ------            ------                 ------             ------
          Total revenues                               100.0             100.0                  100.0              100.0

Costs and expenses:

Salaries and benefits                                   28.0              26.4                   28.3               27.8
Pharmaceutical and supplies                             31.1              23.0                   28.3               24.4
General and administrative                              20.7              26.5                   20.6               26.0
Depreciation and amortization                            7.1               5.3                    6.5                5.3
                                                      ------               ---                 ------             ------
    Income before interest expense, taxes,
        and extraordinary item                          13.1              18.8                   16.3               16.5
Interest expense                                         0.4               0.2                    0.7                0.5
                                                      ------               ---                 ------             ------
    Income before income taxes                          12.7              18.6                   15.6               16.0
Income taxes                                             5.0               7.3                    6.1                6.3
                                                      ------            ------                 ------             ------

          Net income                                     7.7%             11.3%                   9.5%               9.7%
                                                      ======            ======                 ======             ======



THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


        MEDICAL SERVICE REVENUES. Medical Service Revenues were $60,095,000 for the three months ended September 30, 1996, compared to $33,587,000 for the three months ended September 30, 1995, representing an increase of $26,508,000 or 78.9%. The growth in Medical Service Revenues is attributable to a $31,369,000 increase in Gross Medical Revenues generated by affiliated physicians offset by an increase in Amounts Retained by Physicians of $4,323,000 and an increase in the provision for uncollectible accounts of $538,000. The growth in Gross Medical Revenues during the three months ended September 30, 1996, is due to an increase in the number of physicians by 92 from 183 to 275; an increase in the number of service locations from 64 to 101; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 68 medical oncologists, 8 radiation oncologists, and 16 other physicians.

        The Company began expansion of its management services to oncology-related physicians outside the state of Texas in April 1995. Through September 30, 1996, the Company has entered into Service Agreements with physicians in Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, and Minnesota.

        Since September 30, 1995, the Company has opened a full-service cancer center that includes radiation therapy services in El Paso, Texas (June 1996) and purchased an existing cancer center in El Paso, Texas and assumed the operations of another facility in Las Cruces, New Mexico (April 1996).

        Amounts Retained by Physicians were 24.5% of Gross Medical Revenues for the three months ended September 30, 1996, compared to 31.1% of Gross Medical Revenues for the comparable period in 1995. The decrease in the percentage is due to the expansion of services offered through the Company's facilities, the change in calculating the Company's management fee under the Texas Service Agreement, and the addition of new Agreements entered into with Affiliated Physician Groups outside of Texas.

        Contractual discounts were 36.5% of Gross Medical Billings for the three months ended September 30, 1996, compared to 32.7% of Gross Medical Billings for the comparable period in 1995. The provision for uncollectible accounts related to the Amounts Retained by Physician Groups was 1.5% of Gross Medical Billings for the three months ended September 30, 1996, compared to 1.9% for the comparable period in 1995. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

        OTHER REVENUES. Other revenues for the three months ended September 30, 1996, were $2,722,000 compared to $1,649,000 for the three months ended September 30, 1995, representing an increase of $1,073,000, or 65.1%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in other revenues is primarily a result of the growth in the number of retail pharmacy locations opened as of September 30, 1996, to 23 compared to 10 as of September 30, 1995.

        SALARIES AND BENEFITS. Salaries and benefits for the three months ended September 30, 1996, were $17,586,000, compared to $9,325,000 for the three months ended September 30, 1995, representing an increase of $8,261,000, or 88.6%. Salaries and benefits include costs of clinical nonphysician employees paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.0% for the three months ended September 30, 1996, compared to 26.4% for the comparable period in 1995. Beginning in April 1996, the Company increased its management infrastructure to support its development of a national presence. The Company has also continued to develop enhanced services within its service locations, such as radiation therapy, where the incremental cost of providing services is less than the increase in the revenues generated; however, a larger percentage of the physicians and related services added since September 30, 1995, have been medical oncologists where such revenue enhancements have not yet occurred. Approximately 63.6% of the physicians managed by the Company at September 30, 1996, were medical oncologists, compared to 58.5% for the comparable period in 1995. The increase in the percentage of medical oncologists is a result of the Company's focus on the development of and entry into new geographical markets where the Company intends to develop the integrated oncology network.

        PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended September 30, 1996, were $19,511,000 compared to $8,103,000 for the three months ended September 30, 1995, representing an increase of $11,408,000 or 140.8%. The dollar increase in pharmaceuticals and supplies for the three months ended September 30, 1996, compared with the comparable period in the prior year is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 31.1% for the three months ended September 30, 1996, compared to 23.0% for the three months ended September 30, 1995. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and a result of overall cost increases. The medical oncologist, primarily uses chemotherapy, which involves the injection and infusion of pharmaceuticals in the treatment of cancer.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1996, were $12,981,000 compared to $9,333,000 for the three months ended September 30, 1995, representing an increase of $3,648,000 or 39.1%. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $2,024,000 consisting primarily of rents, utilities, and property taxes incurred to support additional physician offices and leased cancer centers that have commenced operations since September 30, 1995. Purchased services decreased $38,000 due to a $437,000 decrease in laboratory costs resulting from the Company discontinuing certain services that were subcontracted to Baylor University Medical Center ("BUMC") offset by an $399,000 increase related to subcontracting for external radiology services, and contracting maintenance coverage, and temporary personnel requirements with outside consultants and services to support the additional physician growth. Other general and administrative expenses increased $1,080,000 as a result of an increase in telecommunications and marketing expenses to service the additional site locations and increased level of travel to service the additional site locations and related Affiliated Physician Groups as well as develop new markets. The provision for uncollectible accounts related to Medical Service Revenues increased $582,000. for the three months ended September 30, 1996, and reflects the Company's current collections experience. The percentage of general and administrative expenses to total revenues was 20.7% for the three months ended September 30, 1996, compared to 26.5% for the three months ended September 30, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations that do not result in corresponding increases in general and administrative expenses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1996, was $4,429,000 compared to $1,864,000 for the three months ended September 30, 1995, representing an increase of $2,565,000 or 137.6%. Depreciation increased $1,999,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since September 30, 1995. Amortization increased $566,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements.

        INTEREST. Interest expense for the three months ended September 30, 1996, was $282,000 compared to $57,000 for the three months ended September 30, 1995, representing an increase of $225,000 or 394.7%. The increase in interest expense was due to increased amounts outstanding and owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements with the Company. No amounts were outstanding on the Company's revolving line of credit ("Revolver") at September 30, 1996 and 1995.

        INCOME TAXES. Income taxes were $3,172,000 for the three months ended September 30, 1996, compared to $2,589,000 for the three months ended September 30, 1995, representing an increase of $583,000 or 22.5%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect.


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995


        MEDICAL SERVICE REVENUES. Medical Service Revenues were $160,762,000 for the nine months ended September 30, 1996, compared to $87,825,000 for the nine months ended September 30, 1995, representing an increase of $72,937,000 or 83.0%. The growth in Medical Service Revenues is attributable to a $83,841,000 increase in Gross Medical Revenues generated by Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians of $10,173,000 and an increase in the provision for uncollectible accounts of $731,000. The growth in Gross Medical Revenues during the three months ended September 30, 1996, is due to an increase in the number of physicians by 92 from 183 to 275; an increase in the number of service locations from 64 to 101; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 68 medical oncologists, 8 radiation oncologists, and 16 other physicians.

        The Company began expansion of its management services to oncology-related physicians outside the state of Texas in April 1995. Through September 30, 1996, the Company entered into Service Agreements with physicians in Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, and Minnesota.

        Since September 30, 1995, the Company has opened a full-service cancer center that includes radiation therapy services in El Paso, Texas (June 1996) and purchased an existing cancer center in El Paso, Texas and assumed the operations of another facility in Las Cruces, New Mexico (April 1996).

        Amounts Retained by Physicians were 24.6% of Gross Medical Revenues for the nine months ended September 30, 1996, compared to 32.2% of Gross Medical Revenues for the comparable period in 1995. The decrease in the percentage is due to the expansion of services offered through the Company's facilities, the change in calculating the Company's management fee under the Texas Service Agreement, and the addition of new Service Agreements entered into with Affiliated Physician Groups outside of Texas.

        Contractual discounts were 36.5% of Gross Medical Billings for the nine months ended September 30, 1996 and 1995. The provision for uncollectible accounts related to the Amounts Retained by Physician Groups was 1.5% of Gross Medical Billings for the nine months ended September 30, 1996, compared to 2.1% for the comparable period in 1995. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

        OTHER REVENUES. Other revenues for the nine months ended September 30, 1996, were $8,335,000 compared to $5,302,000 for the nine months ended September 30, 1995, representing an increase of $3,033,000, or 57.2%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and interest income from investing the proceeds from the public offering of 2,690,000 shares of common stock completed in April 1996 ("Offering"). The increase in other revenues is primarily a result of the growth in the number of retail pharmacy locations opened as of September 30, 1996, to 23 compared to 10 as of September 30, 1995.

        SALARIES AND BENEFITS. Salaries and benefits for the nine months ended September 30, 1996, were $47,847,000, compared to $25,895,000 for the nine months ended September 30, 1995, representing an increase of $21,952,000 or 84.8%. Salaries and benefits include certain costs of clinical nonphysician employees paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits is due to the increased number of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.3% for the nine months ended September 30, 1996, compared to 27.8% for the comparable period in 1995. The increase in the percentage is due to the Company increasing its management infrastructure to support its development of a national presence. The Company has also continued to develop enhanced services within its service locations, such as radiation therapy, where the incremental cost of providing services is less than the increase in the revenues generated; however, a larger percentage of the physicians and related services added since September 30, 1995, have been medical oncologists where such revenue enhancements have not yet occurred. Approximately 63.6% of the physicians managed by the Company at September 30, 1996, were medical oncologists, compared to 58.5% for the comparable period in 1995. The increase in the percentage of medical oncologists is a result of the Company's focus on the development of and entry into new geographical markets where the Company intends to develop the integrated oncology network.

        PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the nine months ended September 30, 1996, were $47,899,000 compared to $22,769,000 for the nine months ended September 30, 1995, representing an increase of $25,130,000 or 110.4%. The increase in pharmaceuticals and supplies for the nine months ended September 30, 1996, compared with the comparable period in the prior year is attributable to an increase in infusion, radiation, and breast diagnostic services performed by affiliated physicians. The percentage of pharmaceuticals and supplies to total revenues was 28.3% for the nine months ended September 30, 1996, compared to 24.4% for the nine months ended September 30, 1995. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company and a result of overall cost increases. The medical oncologist, who is a cancer patient's primary caregiver, primarily uses chemotherapy, which involves the injection and infusion of pharmaceuticals in the treatment of cancer.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1996, were $34,776,000 compared to $24,203,000 for the nine months ended September 30, 1995, representing an increase of $10,573,000 or 43.7%. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $4,878,000 consisting primarily of rents, utilities, and property taxes incurred to support additional physician office and leased cancer centers that have commenced operations since September 30, 1995. Purchased services increased $1,512,000 primarily as a result of contracting with BUMC to provide certain facility and lab services at the Company's largest cancer center; supporting the increased computer hardware and software required to support the physician growth; and contracting temporary personnel requirements with outside consultants and services. The increase in purchased services was offset by a decrease in the lab services provided by BUMC during the third quarter when the Company discontinued offering these services. Other general and administrative expenses increased $2,817,000 as a result of the increase in telecommunications and marketing expenses to service the additional site locations and increased level of travel to service the additional site locations and related Affiliated Physician Groups as well as develop new markets. The provision for uncollectible accounts related to Medical Service Revenues increased $1,366,000 for the nine months ended September 30, 1996, and reflects the Company's current collections experience. The percentage of general and administrative expenses to total revenues was 20.6% for the nine months ended September 30, 1996, compared to 26.0% for the nine months ended September 30, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations that do not result in corresponding increases in general and administrative expenses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1996, was $11,072,000 compared to $4,897,000 for the nine months ended September 30, 1995, representing an increase of $6,175,000 or 126.1%. Depreciation increased $4,694,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since September 30, 1995. Amortization increased $1,481,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements with the Company.

        INTEREST. Interest expense for the nine months ended September 30, 1996, was $1,121,000 compared to $412,000 for the nine months ended September 30, 1995, representing an increase of $709,000 or 172.1%. The increase in interest was primarily due to increased borrowings under the Revolver during 1996 prior to the completion of the Offering in April 1996. The Company used a portion of the proceeds from the Offering to repay amounts outstanding under the Revolver. A portion of the proceeds from the Company's public offering of 3,795,000 and 2,000,000 shares of common stock completed in November 1994 and May 1995, respectively, were also used to repay amounts outstanding under the Revolver. Interest expense also includes the interest on seller-financed debt paid as consideration for Affiliated Physician Groups entering into Service Agreements.

        INCOME TAXES. Income taxes were $10,377,000 for the nine months ended September 30, 1996, compared to $5,889,000 for the nine months ended September 30, 1995, representing an increase of $4,488,000 or 76.2%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically generated its cash flows from operations, bank financing, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for the cancer centers and medical offices, and financing receivables. More recently, the Company has also used cash, in part, when acquiring assets (including accounts receivable) from and entering into Service Agreements with Affiliated Physician Groups.

        Net cash used in operations for the nine months ended September 30, 1996, was $13,088,000. Collections on the Company's accounts receivable, which are purchased at the end of each month under the terms of the Service Agreements, are an integral part of the Company's liquidity from operating activities. Under the terms of the Service Agreements, the accounts receivable are purchased net of estimated contractual discounts and estimated uncollectible accounts. In addition, the Company typically purchases the outstanding accounts receivables of Affiliated Physician Groups when a group enters into a Service Agreement. Net cash was used from operations of $37,714,000 for the nine months ended September 30, 1996, as a result of the continued growth in the Company's existing business, the increase in the number of physicians that have affiliated with the Company, and the corresponding impact that the growth had on the dollar amount of medical service receivables purchased by the Company and financed by cash flows from operations. Net cash was used from operations of $3,418,000 for the nine months ended September 30, 1996, as a result of an increase in amounts due from related parties. These amounts arise primarily from short- term working capital advances made to the Affiliated Physician Groups and liabilities assumed by the Company at the time of entering into a Service Agreement from Affiliated Physician Groups but reimbursable to the Company . These amounts used by operations were offset by cash flows resulting from the increase in accounts payable and accrued liabilities related to the growth in the Company's business and the related financing of its expenditures through terms that the Company has negotiated with its vendors.

        Net cash used in investing activities for the nine months ended September 30, 1996, was $67,239,000. During the nine months ended September 30, 1996, the Company completed and equipped the El Paso cancer treatment center that opened in mid-June 1996, a diagnostic imaging center located adjacent to the Mesquite cancer center that opened in mid-May 1996, and remodeled and expanded the Plano, Sherman, and Midland cancer centers. The Company also purchased and commenced operations of an existing free-standing cancer center in El Paso in April 1996. In January 1996, the Company made a final payment on twelve computerized tomography scan machines. The Company purchased land for future development of cancer centers in Eugene, Oregon and Abilene, Texas, and construction commenced in July 1996 on the Abilene cancer center. Approximately $12,904,000 was paid to the Affiliated Physician Groups in Maryland, Arkansas, New York, and Minnesota who entered into Service Agreements in January, March, June and July, respectively. The Company is currently committed to approximately $7,500,000 in capital expenditures related to construction activities and the acquisition of equipment. These expenditures are expected to be funded primarily using proceeds from the Offering completed in April 1996 and from borrowings under the Revolver.

        Net cash flows from financing activities for the nine months ended September 30, 1996, were $81,103,000. In April 1996, the Company completed the Offering which resulted in net proceeds to the Company of approximately $102,300,000. Cumulative borrowings under the Revolver prior to the completion of the Offering were $59,000,000, $43,000,000 of which was borrowed during 1996, and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, and for working capital purposes. The borrowings under the Revolver were repaid from a portion of the proceeds from the Offering. The remainder of the proceeds from the Offering have been and are expected to be used for future capital expenditures, acquisitions, amounts paid to Affiliated Physician Groups as consideration for entering into Service Agreements, and for other general corporate purposes.

        The Revolver provides for maximum borrowings of up to $90 million (based on a calculation of the Company's borrowing base). The Company has the option of financing borrowings under the Revolver at either a LIBOR- based rate (LIBOR plus 1% at September 30, 1996) or the Prime Rate. The Revolver also contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to incur future indebtedness, pay cash dividends, sell assets, and redeem or repurchase Company securities. The Company is in compliance with all covenants contained in the Revolver.

        In June 1996, the Company paid a dividend in the form of a 2 for 1 stock split to shareholders of record on May 31, 1996.

        The Company expects that its principal use of funds in the foreseeable future will be for construction of cancer treatment centers and the acquisition of the related equipment which is expected to be $3,000,000 through the remainder of 1996; acquisition of medical practice assets; consideration for entering into Service Agreements with physician practices; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that the remaining proceeds from the Offering and unused borrowing capacity under the Revolver will be sufficient to meet its needs in the near term. The Company believes that recent declines in the price per share of the Company's common stock does not make additional offerings of common stock to the public likely in the short-term. The Company believes that it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1997 including but not limited to increasing the amounts available to borrow under the Revolver. However, no assurance exists that such additional financing will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.



FORWARD-LOOKING STATEMENTS/RISK FACTORS

        This Form 10-Q contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups; the Company's ability to obtain suitable financing to support its expansion objectives; changes in governmental regulation of the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; diversion of management's attention from operations to respond to lawsuits against the Company; and potential exposure to professional and product liability claims.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas, County, Texas against the Company and TOPA. This lawsuit asserts various claims, including claims of monopolization, conspiracy to monopolize, unfair competition, and tortious interference with contractual relationships. Methodist seeks both injunctive relief and unspecified monetary and punitive damages. This matter is expected to go to trial in November 1997. The Company has denied each of Methodist's claims, believes this lawsuit is without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted by Methodist.

        In September and October, 1996, the Company was named as a defendant in two lawsuits, filed by Robert N. Abendschein and Alan Hinerfeld, respectively, in Texas state courts and one lawsuit, filed by Susan Kaufman, in Texas federal court. One or more of these lawsuits also names TOPA, various directors of the Company, and the Company's underwriters as defendants. Kaufman and Abendschein seek recovery on behalf of all persons who purchased shares of the Company's common stock from February 12, 1996, to July 11, 1996. Similarly, Hinerfeld seeks recovery on behalf of all persons who purchased the Company's common stock between April 23, 1996, and July 11, 1996. The lawsuits allege violations of state and federal securities laws, fraud, and negligent misrepresentation. As relief, they seek unspecified monetary damages; Abendschein also seeks punitive damages. The Company has answered the Kaufman suit. Once responsive pleadings are filed in Hinerfeld and Abendschein, the Company anticipates that class discovery will commence. In a similar lawsuit filed in the Texas state court, Charles Jackson purports to represent all persons who purchased and presently own shares of the Company's common stock from May 9, 1995, to September 4, 1996. Jackson also names TOPA, the Company's underwriters, and various of the Company's directors as defendants. Jackson alleges violations of state securities laws, the Texas Deceptive Trade Practices Act, fraud, and negligent misrepresentation. Jackson seeks unspecified monetary and punitive damages. Responsive pleadings have been filed. The Company denies the claims asserted in each of these lawsuits, believes the lawsuits are without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted in this litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits:  See Index to Exhibits on page 21.
        (b) No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PHYSICIAN RELIANCE NETWORK, INC.


Date:  November  13, 1996        By: /s/ MERRICK H. REESE
                                     --------------------------------
                                     Merrick H. Reese, President and
                                     Chief Executive Officer


                                 By: /s/ RANDALL D. KURTZ
                                     --------------------------------
                                     Randall D. Kurtz,
                                     and Chief Financial

                               INDEX TO EXHIBITS

   Exhibit                                                                                        Sequential
   Number                                         Description                                        Page
 -----------    -------------------------------------------------------------------------------   ----------
     3.1***     --       Articles of Incorporation of Registrant.                                     --
     3.2*       --       Bylaws of the Registrant.                                                    --
     4.1*       --       See Exhibits 3.1 and 3.2 for provisions of the Articles of                   --
                         Incorporation and Bylaws defining rights of the holders of the Common
                         Stock of the Registrant.
     4.2*       --       Form of Stock Certificate for the Common Stock of the Registrant.            --
      11        --       Statement re net income per common equivalent share.                         --
     21**       --       Subsidiaries of the Registrant.
      27        --       Financial Data Schedule


-------------------------
        * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

        ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


        *** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 6/30/96.