Form 10-K
period 1996-12-31
PHYSICIAN RELIANCE NETWORK INC
filed 1997-03-31
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24872

                        PHYSICIAN RELIANCE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                           75-2495107
---------------------------------                         -------------------
State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

5420 LBJ Freeway, Suite 900
Dallas, Texas                                                     75240
---------------------------------                         ------------------
(Address of principal executive                               (Zip Code)
offices)

       Registrant's telephone number, including area code: (972) 392-8700

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
             ------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 26, 1997, 48,117,065 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was approximately $167,379,000 (based upon the closing sale price of the Common Stock on The Nasdaq Stock Market's National Market on March 26, 1997 of $5.25 per share). For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         Physician Reliance Network, Inc. (the "Company") provides the management services, facilities, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient oncology care. As of December 31, 1996, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, and Illinois and provided its services to 290 physicians. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology.

         The Company was incorporated under the laws of the State of Texas in June 1993. In October 1993, the Company consummated a series of transactions (the "Reorganization"), resulting in the reorganization of certain limited partnerships and a corporation affiliated with Texas Oncology, P.A. (collectively referred to as the "Predecessor Entities"). The Predecessor Entities had been formed by Texas Oncology, P.A. ("TOPA"), a professional association then comprised of approximately 61 physicians, and its physicians and management personnel, to acquire real estate, construct physician offices and cancer centers, and equip the offices and cancer centers for use by TOPA physicians in providing services to their patients. In connection with the Reorganization, the Company and TOPA entered into a service agreement, whereby the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of pharmaceuticals and supplies. For the year ended December 31, 1996, approximately 85% of the Company's revenues were derived from services provided to TOPA. See "--Service Agreements."

         The Company's principal executive offices are located at 5420 LBJ Freeway, Suite 900, Dallas, Texas, 75240, and its telephone number at that address is (972) 392-8700. The Company transacts business directly and indirectly through its wholly owned subsidiaries, Texas Oncology Pharmacy Services, Inc. ("TOPS"), PRN-MCD, Inc., PRN Surgery, Inc., and Innovative Medical Communications, Inc. Unless the context otherwise requires, references herein to the Company include its subsidiaries.

PHYSICIAN MANAGEMENT SERVICES

         The Company's primary business is providing the management services necessary for the operation of a physician group practice principally engaged in the diagnosis and treatment of cancer. The services provided by the Company are concentrated in the following three areas:

         FINANCIAL SERVICES. The Company provides the physicians and physician groups with whom the Company contracts the capital necessary to develop and equip cancer centers and physician offices and the billing and accounts receivable management services necessary to deal with complex reimbursement requirements. The Company also combines the purchasing power of numerous physicians with respect to medical supplies, equipment, and pharmaceuticals.

         CLINICAL SERVICES. The Company provides and manages the facilities used by physicians. The Company also assists practices in recruiting additional physicians, provides and trains the nonphysician support staff necessary to operate the Company's facilities, and provides the technical and ancillary services required for outpatient treatment of oncology patients.

         MANAGEMENT EXPERTISE. As both public and private payors have taken a more active role in the delivery of health care, the administrative burden on physicians has increased. The Company provides the management expertise necessary to comply with applicable laws and regulations. The Company also assists in the scheduling of patients, the purchasing and management of medical supplies and inventories, and the staffing of multiple health care delivery sites.

CLINIC OPERATIONS

         The physicians and physician groups with whom the Company contracts provide outpatient medical services primarily to cancer patients. Through the use of the Company's facilities and equipment, physicians can offer a wide array of services primarily for outpatient cancer treatment, including bone marrow and stem cell transplantation, mammography, breast imaging, diagnosis, nuclear medicine, ultrasound, x-ray, laboratory, pharmacy, and patient education services. Physicians providing services at the Company's facilities are employed by an affiliated physician group, not the Company, and maintain full control over their medical practices. The Company is not engaged in the practice of medicine.

         The Company primarily operates two types of facilities: physician offices and cancer centers.

         PHYSICIAN OFFICES. At December 31, 1996, the Company operated 65 physician offices located in 37 cities in ten states. The physician's office is where a patient interacts most frequently with an oncologist. A typical physician's office is staffed with two medical oncologists and nine support personnel. The support personnel include nurses, lab and radiology technicians, and patient service coordinators. Physician offices also contain the equipment necessary to administer single agent chemotherapy. By contrast, multi-agent and multi-modality chemotherapies are generally performed in the Company's cancer centers. Additional services which may be offered at a physician's office include routine diagnostic services, patient evaluation and management services, and coordination of care and ancillary services such as laboratory, x-ray, and pharmacy services.

         CANCER CENTERS. At December 31, 1996, the Company operated 17 cancer centers, had five additional centers under development, and one cancer center undergoing significant expansion. Each of the Company's cancer centers is designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient. Among the many services offered at a cancer center, in addition to medical oncology and radiation therapy services, are diagnostic radiology, patient education and support services, infusion chemotherapy, pharmacy services, and nutritional counseling. In addition, the typical cancer center has community rooms, facilities for patient meetings and patient self-help programs, counseling areas, and training facilities. Each of the Company's free-standing cancer centers is equipped with at least one linear accelerator and a simulator that is used to plan radiation treatment, a pharmacy, and a laboratory. Most of the cancer centers have infusion areas where chemotherapy lasting several hours can be administered and infusion rooms where more complex chemotherapies, which historically required hospitalization, can be administered.

         A typical cancer center has two medical oncologists, one radiation oncologist, and eight support personnel for each physician. The support personnel include nurses, lab and radiology technicians, a physicist, a pharmacist, and patient service coordinators.

         The Company's cancer centers are either free-standing or located adjacent to an acute care hospital. The Company's free-standing cancer centers generally are located in close proximity to other health care providers. The cancer centers located adjacent to an acute care hospital are located in Tyler (Mother Francis Hospital), Dallas (Baylor University Medical Center), Arlington (South Arlington Hospital), Midland (Midland Memorial Hospital), and North Dallas (Columbia Hospital at Medical City Dallas). The Company's largest cancer center is the Sammons Cancer Center located adjacent to Baylor University Medical Center ("BUMC") in Dallas, Texas. The Sammons Cancer Center is staffed by 16 medical oncologists, three gynecological oncologists, four radiation oncologists, and three diagnostic radiologists. Services offered at this center that are not offered at most of the Company's other cancer centers include breast diagnostic imaging, gynecological oncology, outpatient bone marrow transplantation, and high dose chemotherapy with stem cell transplant support.

RETAIL PHARMACY SERVICES

         At December 31, 1996, the Company operated 24 pharmacies and had four additional pharmacies under development. Each of the Company's pharmacies are located within the Company's physician offices or cancer centers. These pharmacies offer a full range of cancer pharmaceuticals and supplies from a variety of manufacturers. Each pharmacy is managed by a registered pharmacist and employs additional support staff.

         The pharmacies are licensed as retail pharmacies. The Company's pharmaceutical services include preparation of (i) chemotherapy products administered in the Company's facilities, (ii) research medications, (iii) chemotherapy-related retail prescriptions, and (iv) pharmaceuticals for ambulatory infusion and home infusion. Clinical services provided by the pharmacies include monitoring drug interactions; educating patients; providing drug information to physicians, nurses, and patients; and ongoing drug utilization reviews.

CLINICAL RESEARCH

         The Company manages clinical trials on behalf of pharmaceutical companies and biotechnology companies. In general, the clinical trial programs relate to research designed to focus on: (i) improving cancer survival rates;
(ii) studying therapies that may improve a patient's quality of life; (iii) exploring ways to lower the costs of cancer treatment; and (iv) developing innovative cancer treatments in conjunction with pharmaceutical and biotechnology companies. The Company assists in a number of aspects in the conduct of clinical trials including protocol development, data coordination, institutional review board coordination, contract review and negotiation, pharmacy services, and clinical facilities.

SERVICE AGREEMENTS

         The Company provides services for physicians under long-term service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is typically the sole and exclusive manager of all day-to-day business functions of physicians employed by Affiliated Physician Groups, providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Specifically, the Company, among other things, (i) prepares annual financial statements, (ii) purchases inventories and supplies, (iii) manages billing and collecting, (iv) supervises and maintains custody of files and records, (v) performs clerical, accounting, and computer services functions, (vi) advises on public relations and advertising, and (vii) assists in the recruitment of physicians. In return, the Company receives a monthly fee. The Service Agreements generally have 40 year initial terms with automatic five-year extensions thereafter unless either party gives notice to the other not to renew prior to the expiration of the term. The Service Agreements are not terminable earlier by the Affiliated Physician Groups except in the event of the Company's bankruptcy or a material breach of the Service Agreement. In addition, an operating board is formed under each of the Service Agreements. The operating board has equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, approves certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the oncology network and related facilities.


COMPETITION

         The business of providing management services to physicians is highly competitive. The Company is aware of several competitors focusing exclusively on the management of oncology practices and several health care companies providing at least some management services to oncologists. In addition, there are numerous other companies, including hospitals, large medical group practices, health maintenance organizations, and insurance companies, that are expanding their presence in the physician management market. Some of the Company's competitors have longer operating histories and significantly greater resources than the Company.

         The Affiliated Physician Groups, upon whose success the Company is dependent, also face significant competition for providing medical and related services and for the recruitment of physicians and nonphysician personnel. Hospitals, sole practitioners, single and multi-specialty medical groups, and managed care organizations all compete with the Affiliated Physician Groups.

GOVERNMENT REGULATION

         As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company's business operations, including the structure of the relationship between the Company and the Affiliated Physician Groups, have not been the subject of state or federal regulatory interpretation.

         Approximately 50% of the revenues of the Affiliated Physician Groups is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in government reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The Federal Medicare program is based on a system of reimbursement for physician services, known as the resource based relative value scale schedule ("RBRVS"). The Company expects that annual adjustments to RBRVS payment levels and other future changes in Medicare reimbursement will continue to result in a reduction from historical levels in the per-patient Medicare revenue received by the Affiliated Physician Groups.

         The laws of many states prohibit business corporations such as the Company from practicing medicine, employing physicians to practice medicine, or engaging in activities such as fee-splitting with physicians. The Company does not employ physicians to practice medicine, does not represent to the public or its clients that it offers medical services, and does not control the clinical aspects of the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine and that its receipt of a management fee for services provided to the Affiliated Physician Groups does not violate laws prohibiting certain fee-splitting arrangements. The laws in most states regarding fee splitting and the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the structure of the Company's relationships with physician groups.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. The applicability of the Anti-kickback statute and other related state and federal statutes to business relationships and transactions such as exist between the Company and the Affiliated Physician Groups, has not been subject to any significant judicial or regulatory interpretation. The Company believes that its receipt of payments from physician groups for services provided pursuant to the Service Agreements does not violate the Anti-kickback Statute since the Company does not receive remuneration for nor is it in a position to make or influence, the referrals of patients or services reimbursed under government programs to the Affiliated Physician Groups. To the extent the Company is deemed to be either a referral source or a separate provider under the Service Agreements and to receive referrals from physicians, it could be subject to scrutiny and prosecution for any violation of the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by fines of up to $25,000 per violation, exclusion from participation in Medicare or Medicaid, and imprisonment for up to five years. In addition, the U.S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In 1991, in part to address concerns regarding the breadth of the Anti-kickback Statute, the Federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Additional safe harbors were published in 1993 offering new protections under the Anti-kickback Statute to eight activities, including referrals within group practices consisting of active investors. Compliance with the safe harbors is not required; however, financial relationships which do not fit within a safe harbor are subject to government scrutiny and potential prosecution under the broad prohibition of the Anti-kickback Statute. Although the Company believes that its operations are in material compliance with the Anti-kickback Statute, such operations do not fit within any of the existing safe harbors in part because the aggregate annual payment to the Company under the Service Agreements is not established in advance but, rather, is based on a predetermined formula.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). These prohibitions commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include diagnostic radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, and supplies, prosthetic devices, orthotics, prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral, and $100,000 for participation in a "circumvention scheme." To the extent that the Company or any of its Affiliated Physician Groups is deemed to be subject to the prohibitions contained in Stark II, the Company believes its activities fall within the permissible activities defined in Stark II.

         In performing administrative billing and collection services for Affiliated Physician Groups, the Company is subject to state and federal laws which govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid, or other third-party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the Federal False Claims Act, which may be enforced by the Federal government directly or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the Anti-kickback Statute and Stark II should also be prosecuted as violations of the Federal False Claims Act. Although the Company believes that it has procedures to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company's best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

EXECUTIVE OFFICERS

         The following table sets forth information concerning executive officers of the Company.

      NAME                                       AGE                          POSITION
      ----                                       ---                          --------
Merrick H. Reese, M.D.                            59              President and Chief Executive Officer
Joseph S. Bailes, M.D.                            40              Executive Vice President and National Medical
                                                                  Director
Pam J. Burgess                                    36              Executive Vice President and Chief Operating
                                                                  Officer
George P. McGinn, Jr.                             41              Executive Vice President, General Counsel, and
                                                                  Secretary
Robert J. Whren                                   46              Executive Vice President - Subsidiary Operations

         MERRICK H. REESE, M.D. has been Chairman of the Board, President, and Chief Executive Officer of the Company since its formation in June 1993. Dr. Reese has been president and a director of TOPA since 1983. Dr. Reese received his medical degree from The University of Texas Southwestern Medical School at Dallas in 1963 and is a board certified medical oncologist.

         JOSEPH S. BAILES, M.D. has been a director, Executive Vice President, and National Medical Director of the Company since its formation in June 1993. Since 1986, Dr. Bailes has been employed as a medical oncologist by TOPA. Dr. Bailes received his medical degree from The University of Texas Southwestern Medical School at Dallas in 1981 and is a board certified medical oncologist. Dr. Bailes is also an advisory director of Texas Regional Bancshares, Inc.

         PAM J. BURGESS has served as Executive Vice President and Chief Operating Officer of the Company since May 1996. Ms. Burgess served as Executive Vice President-Clinical Operations from January 1996 to May 1996. Prior to joining the Company, Ms. Burgess was with Columbia/HCA Healthcare Corporation for twelve years, most recently serving as Chief Operating Officer of Columbia Hospital at Medical City Dallas from November 1993 until joining the Company. Ms. Burgess was the Chief Executive Officer of Lake Area Medical Center, Lake Charles, Louisiana from March 1990 until November 1993.

         GEORGE P. MCGINN, JR. has been Executive Vice President and General Counsel of the Company since May 1995, and Secretary since May 1996. For 10 years prior to May 1995, Mr. McGinn was engaged in the private practice of law with Bass, Berry & Sims PLC in Nashville, Tennessee.

         ROBERT J. WHREN has served as Executive Vice President - Subsidiary Operations of the Company since April 1994, as President of TOPS since June 1993, and as a director of TOPS since September 1993. From February 1991 to June 1993, Mr. Whren served as Senior Vice President - Operations for Cellcor, a biotechnology company providing adoptive immune therapy cancer treatments.

EMPLOYEES

         At December 31, 1996, the Company had 1,141 employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in approximately 66,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in August 2001. The Company's management information systems, including its computer hardware, are located in an 11,000 square foot building owned by the Company located in Garland, Texas. The Company's Financial Services operations are located in approximately 22,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in January 2001.

         At December 31, 1996, the Company operated 17 cancer centers, had five cancer centers under development, and one cancer center undergoing significant expansion. Of the 17 cancer centers operated by the Company, ten are owned by the Company and seven are operated pursuant to lease agreements. The lease agreements for the cancer centers are operating leases with a term of ten years, except for the Tyler Cancer Center which has a lease term of 15 years and the Las Cruces Cancer Center which has a lease term expiring in April 1998. Of the 17 cancer centers operated by the Company, four were acquired as existing cancer centers and 13 have been developed by the Company. The following table contains information concerning the Company's cancer centers.

                                                      Size                                        Owned/
              Location                            (square feet)      Date Opened                  Leased
              --------                            -------------      -----------                  ------
Plano, Texas(1).....................                   19,730         March 1988                   Owned
Sherman, Texas(1)...................                   24,541        October 1988                  Owned
Paris, Texas(1).....................                   21,800       November 1992                  Owned
Longview, Texas(1)..................                   24,800          May 1993                    Owned
Odessa, Texas(1)....................                   29,400         June 1994                   Leased
Tyler, Texas(2).....................                   18,400        August 1994                  Leased
McAllen, Texas(1)...................                   32,300        August 1994                   Owned
Dallas, Texas(2)....................                  105,000        August 1994                  Leased
Arlington, Texas(2).................                   21,900       December 1994                 Leased
Midland, Texas (2)....................                 18,500         April 1995                  Leased
Brownsville, Texas(1)...............                   21,100          May 1995                    Owned
Mesquite, Texas(1)..................                   28,000       September 1995                 Owned
Southwest Dallas, Texas(1)..........                   28,000       September 1995                 Owned
North Dallas, Texas (2).............                   52,400        October 1995                 Leased
El Paso, Texas (1).....................                34,600         April 1996                   Owned
Las Cruces, New Mexico (1)........                      7,200         April 1996                  Leased
El Paso, Texas (1).....................                29,200         June 1996                    Owned

 (1)     Denotes a free-standing cancer center.

 (2)     Denotes a cancer center located adjacent to an acute care hospital.

ITEM 3.  LEGAL PROCEEDINGS

         The provision of medical services and the conduct of clinical trials by physician groups with which the Company contracts entail an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the Company purchases and resells pharmaceutical products and related medical supplies, it faces the risk of product liability claims. Although the Company has not been a party to any claims, suits, or complaints relating to services and products provided by the Company or physicians to whom the Company provides services, there can be no assurance that such claims will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the Service Agreements, the Affiliated Physician Groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against Affiliated Physician Groups or the Company could, however, have a material adverse effect on the Company.

         In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA. This lawsuit asserts various claims, including claims of monopolization, conspiracy to monopolize, attempted monopolization, unfair competition, and tortious interference with actual and prospective contractual relationships. Methodist is seeking both injunctive relief and unspecified monetary and punitive damages. This matter is set for trial in November 1997. The Company has denied each of Methodist's claims, believes this lawsuit is without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted by Methodist.

     On or about September 12, 1996, the Company was named as a defendant in a suit styled Alan Hinerfeld On Behalf of Himself and All Others Similarly situated v. Physician Reliance Network, Inc., Merrick H. Reese, Joseph S. Bailes, Randall D. Kurtz, Robert W. Daly, Robert J. Whren, Merrill Lynch, Pierce Fenner & Smith, Inc., Smith Barney, Inc., Piper Jaffray Inc., and Cowen & Company, in the 14th Judicial District Court, Dallas County, Texas ("Hinerfeld"). On or about September 17, 1996, the Company was named as a defendant in a suit styled Susan Kaufman on Behalf of Herself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph S. Bailes, J. Ernest Sims, Pamela Burgess, Randall D. Kurtz, Robert W. Daly and Robert J. Whren in the United States District Court for the Northern District of Texas, Dallas Division ("Kaufman"). On or about October 15, 1996, the Company was named as a defendant in a suit styled Robert
N. Abendschein, On Behalf of Himself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph S. Bailes, Randall D. Kurtz, J. Ernest Sims, Robert J. Whren, Robert W. Daly and Pamela Burgess, in the 134th Judicial District Court, Dallas County, Texas ("Abendschein"). By order dated December 16, 1996, the Abendschein case was consolidated with the Hinerfeld action. On or about March 3, 1997, the Abendschein state court suit was dismissed without prejudice, and on or about March 11, 1997, plaintiff Abendschein joined the Kaufman Federal court suit. Pamela Burgess is no longer a named defendant in the Kaufman action. Kaufman seeks recovery on behalf of all persons who purchased shares of the Company's common stock on the open market from February 12, 1996, to July 11, 1996, and alleges claims under Sections 10b and 20(a) of the Federal Securities Exchange Act of 1934, and under Rule 10b-5 promulgated thereunder. Hinerfeld seeks recovery on behalf of persons who purchased stock between April 23, 1996, and July 11, 1996, in the April 1996 public offering of the Company's common stock and alleges claims under Sections 11,12(a)(2)and 15 of the Federal Securities Act of 1933 and the Texas Securities Revised Civil Statutes Section 581-33. As relief, Kaufman asserts that, if a class is certified, damages will exceed $64,482,458. Hinerfeld seeks unspecified monetary damages.

     On September 4, 1996, the Company was named as a defendant in a similar suit styled Charles J. Jackson v. Physician Reliance Network, Inc., Texas Oncology, P.A.; Smith Barney, Inc.; Cowen & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Piper Jaffray, Inc., Merrick H. Reese, M.D., Individually; Joseph S. Bailes, M.D., Individually; and J. Ernest Sims, Individually, in the 214th Judicial District court, Nueces County, Texas ("Jackson"). Through an amended pleading, Jackson purports to represent a class of all persons who purchased and presently own shares of the Company's common stock from November 1994 through September 4, 1996. Jackson asserts claims under Sections 11 and 15 of the federal Securities Act and the Texas Securities Act. J. Ernest Sims is no longer a named defendant in the Jackson action, but Randall D. Kurtz has been named as a defendant. As relief, Jackson seeks
$1,380 plus interest thereon as his costs for purchasing the Company's common stock. Jackson seeks unspecified monetary damages on behalf of the class. Responsive pleadings have been filed, plaintiffs have moved for class certification, and discovery has commenced in all three suits.

     In general, Jackson, Kaufman, and Hinerfeld assert that the Company has engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those in this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Common Stock is traded on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol: PHYN. The following table sets forth the range of high and low bid prices of the Common Stock for each of the years ended December 31, 1996 and 1995, as reported on the Nasdaq National Market. Prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1996.

                                                                      High                    Low
                                                                 --------------         --------------
                      1995
                      First Quarter ....................             $13.25                 $ 9.25
                      Second Quarter .................                13.00                   8.63
                      Third Quarter ...................               18.63                   9.50
                      Fourth Quarter ..................               21.50                  15.13

                      1996
                      First Quarter ....................              23.63                  18.63
                      Second Quarter .................                27.50                  19.25
                      Third Quarter....................               22.75                  10.50
                      Fourth Quarter...................               15.50                   4.75

         As of March 24, 1997, there were approximately 495 shareholders of record and approximately 7,775 beneficial shareholders of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and expansion of the Company's business. In addition, the Company's revolving credit facility does not currently permit the payment of cash dividends.

     Except as described below in response to this item, no securities of the Company have been sold by the Company during the fiscal year ended December 31, 1996 without registration under the Securities Act, all of which have been, or will be, issued in reliance on Section 4(2) of the Securities Act. The numbers of shares and prices per share set forth below for all transactions prior to June 10, 1996 have been adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend on June 10, 1996.

         On December 20, 1995, the Company entered into an Agreement and Plan of Reorganization with Central Maryland Oncology Group, P.A. ("CMOG") and agreed to issue to CMOG, as partial consideration for the assets purchased, shares of Common Stock having an aggregate value of $1,900,000. On January 1, 1996, the Company issued 111,798 shares of Common Stock to CMOG.

         On December 20, 1995, the Company entered into an Asset Purchase Agreement with John C. Downs, M.D., P.A. ("Downs") and agreed to issue to Downs, as partial consideration for the assets purchased, shares of Common Stock having an aggregate value of $615,697, $165,697 of which will be issued on January 1, 1997; $225,000 of which will be issued on January 1, 1998; and $225,000 of which will be issued on January 1, 1999.

         On March 1, 1996, the Company entered into a Purchase Agreement with Oncology Associates, P.A. ("OA") and agreed to issue to OA, as partial consideration for the assets purchased, 101,120 shares of Common Stock, 25% of which were issued on March 1, 1997, and an additional 25% of which will be issued on each of March 1, 1998, March 1, 1999, and March 1, 2000.

         On June 15, 1996, the Company granted options to purchase 25,488 shares of Common Stock at a purchase price of $22.25 per share to G.S. Cyprus, M.D. ("Cyprus") as partial consideration for the purchase of the assets relating to Cyprus' medical practice by the Company.

         On March 25, 1996, the Company entered into a Purchase of Assets agreement with Barbara Haley, M.D., Cheryl Harth, M.D., and Southwest Blood & Cancer Specialists, P.A. (collectively, "Harth, Haley, & Blood"), and agreed to issue to Harth, Haley, and Blood, as partial consideration for the assets purchased, 42,000 shares of Common Stock,14,000 of which were issued on May 1, 1996, and 7,000 shares of Common Stock which will be issued on each of January 1, 1997, 1998, 1999, and 2000.

         On June 1, 1996, the Company entered into a Purchase Agreement with Capitol District Oncology, P.C. ("CD") and agreed to issue to CD, as partial consideration for the assets purchased, shares of Common Stock having an aggregate value of $4,500,000, $1,125,000 of which $1,125,000 will be issued on each of June 1, 1997, 1998, 1999, and 2000.

         On July 12, 1996, the Company entered into a Service Agreement with Minnesota Oncology Hematology, P.A. ("MOHPA") effective July 1, 1996, and agreed to issue to MOHPA, as partial consideration for entering into the Service Agreement, shares of Common Stock valued at $4,502,238, of which 32,101 shares were issued effective July 1, 1996 and $750,373 will be issued at each of July 1, 1997, 1998, 1999, 2000, and 2001. In addition, the Company agreed to issue to MOHPA, as partial consideration for entering into the Service Agreement, 166,746 shares of Common Stock, of which 27,291 shares of Common Stock were issued effective July 1, 1997, and 27,291 shares of Common Stock will be issued on each of July 1, 1997, 1998, 1999, 2000, and 2001.

         On September 15, 1996, the Company entered into a Service Agreement with Northeast New York Cancer Care, P.C. ("NENY") effective September 13, 1996, and agreed to issue to NENY, as partial consideration for entering into the Service Agreement, 69,024 shares of Common Stock, of which 17,256 shares of Common Stock will be issued on each of September 16, 1997, 1998, 1999, and 2000.

         On November 6, 1996, the Company entered into a Service Agreement with Donald C. Patterson, Inc. ("Patterson") and agreed to issue to Patterson, as partial consideration for entering into the Service Agreement, shares of Common Stock valued at $700,000, of which $175,000 will be issued at each of November 6, 1997, 1998, 1999, and 2000.

         On December 9, 1996, the Company entered into a Stock Purchase Agreement with Hematology-Oncology Associates, Inc. ("HOA") and agreed to issue to HOA 634,920 shares of Common Stock as partial consideration for the acquisition of HOA, for the formation of a new company (NEWCO) by the sellers of HOA, and for entering into a Service Agreement between the Company and NEWCO. The Company issued 288,600 shares of Common Stock on January 1, 1997, and 86,580 shares of Common Stock will be issued on each of December 8, 1997, 1998, 1999, and 2000.

         On December 9, 1996, the Company entered into a Partnership Purchase Agreement with. the partners of Medical Oncology Hematology Associates ("MOHA") and agreed to issue to MOHA 172,965 shares of Common Stock as partial consideration for the acquisition of the MOHA partnership interests, for the formation of NEWCO by the partners of MOHA, and for the entering into a Service Agreement between the Company and NEWCO. The Company issued 86,616 shares of Common Stock on January 1, 1997; 21,655 shares of Common Stock will be issued on each of December 8, 1997, 1998, and 1999; and 21,654 shares of Common Stock will be issued on December 8, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables set forth selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data for the years ended September 30, 1992, 1993 and 1994, the three months ended December 31, 1994, and the years ended December 31, 1995 and 1996, have been derived from the consolidated financial statements of the Predecessor Entities and the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the three months ended December 31, 1993, has been derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for that period.

                                         Predecessor                                  Company
                                          Entities
                                      ------------------     -----------------------------------------------------------
                                         Year Ended          Year Ended        Three Months            Year Ended
                                        September 30,        September 30,        Ended               December 31,
                                                                               December 31,
                                      ------------------     ---------------------------------    ----------------------
                                       1992       1993         1994        1993        1994         1995           1996
                                      -------   -------      ---------    --------     -------    ----------      ------
STATEMENT OF INCOME DATA:
   Management fees ...............   $ 26,414    $ 38,112       $ 55,970       $ 11,788       $ 21,674   $129,222   $224,493
   Other revenues ................      1,520       1,808          3,270            281          1,510      8,051     13,826
                                     --------    --------       --------       --------       --------   --------   --------
      Total revenues .............     27,934      39,920         59,240         12,069         23,184    137,273    238,319
   Salaries and benefits .........      9,169      12,436         18,866          3,988          6,750     37,778     66,879
   Pharmaceuticals and supplies ..      7,673      10,653         15,996          3,190          5,674     33,605     70,822
   General and administrative ....      6,249      10,245         14,718          2,951          6,559     34,260     49,018
   Reorganization ................         __         647             __             __             __         __         __
   Depreciation and amortization..        537       1,783          2,487            512          1,253      7,653     15,894
                                     --------    --------       --------       --------       --------   --------   --------

   Income before interest, taxes,
     and extraordinary item ......      4,306       4,156          7,173          1,428          2,948     23,977     35,706

   Interest expense ..............        408       1,276          1,682            377            604        672      1,939
                                     --------    --------       --------       --------       --------   --------   --------
   Income before income taxes
     and  extraordinary item......      3,898       2,880          5,491          1,051          2,344     23,305     33,767
   Income taxes ..................        590         371          3,128          1,388            929      9,190     13,271
                                     --------    --------       --------       --------       --------   --------   --------
   Income before extraordinary
     item ........................      3,308       2,509          2,363           (337)         1,415     14,115     20,496

   Extraordinary item ............       --          --             (302)          --             --         --         --
                                     --------    --------       --------       --------       --------   --------   --------
   Net income (loss) .............   $  3,308    $  2,509       $  2,061       $   (337)      $  1,415   $ 14,115     20,496
                                     ========    ========       ========       ========       ========   ========   ========
   Net income (loss) before
     extraordinary item per
     Common share (4) ............                              $    .08       $   (.01)      $    .04   $    .34        .43

   Extraordinary item per
     common share(4) .............                                  (.01)            --             --         --         --

   Net income (loss) per
     common share (4) ............                              $    .07       $   (.01)      $    .04   $    .34        .43

BALANCE SHEET DATA:
  Working capital ................   $  3,422    $  1,276       $ 19,484       $ 23,162       $ 28,378   $ 52,626   $ 78,769
  Total assets ...................     27,091      40,583         85,923         47,937         98,886    204,633    355,341
  Long-term debt .................     13,237      19,554         38,838         22,725           --       26,973     14,121
  Redeemable convertible
     preferred stock..............       --          --           24,400         10,000           --         --         --
  Stockholders' equity ...........      6,704       8,653          5,995          3,498         80,622    145,734    294,776

(1)  Amount represents cost incurred in connection with the Reorganization. See
     Note 1 of Notes to the Company's Consolidated Financial Statements.
(2) Amount includes $1,250 of deferred taxes for the assets acquired during the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to the Company's Consolidated Financial Statements.
(3) Amount represents early retirement of debt as of March 1994 in connection with consolidating substantially all of the Company's indebtedness under a single credit facility. The amount is net of a deferred tax benefit of $156. See Note 11 of Notes to the Company's Consolidated Financial Statements.
(4) Per share data for the periods prior to the fiscal year ended September 30, 1994 is not presented because there is no reasonable basis to estimate the number of shares of Common Stock that would have been outstanding in these periods. Per share data presented for periods prior to the year ended December 31,1996, has been restated to reflect a two-for-one stock split that was effected in the form of a 100% stock dividend on June 10, 1996. See Note 10 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company provides the management services, facilities, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully-integrated network of outpatient oncology care. The Affiliated Physician Groups provide all aspects of care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues principally for services provided under its Service Agreements with the Affiliated Physician Groups. The Company's management fees (the "Management Fees") are equal to gross medical billings of the Affiliated Physician Groups ("Gross Medical Billings") less contractual discounts, provision for uncollectible accounts, and amounts retained by physicians pursuant to the Service Agreements ("Amounts Retained by Physicians"). The method of determining the Management Fee earned by the Company varies by agreement.

         The Company's most significant service agreement is with TOPA ("Texas Service Agreement"), and the management fees paid by TOPA accounted for approximately 85% of the Company's Management Fees for the year ended December 31, 1996. Effective January 1, 1996, the method of calculating the Company's Management Fee under the Texas Service Agreement was amended. Prior to the amendment, the Management Fee was based upon a percentage of Medical Practice Revenues. Under the amended Texas Service Agreement, the Management Fee is based upon a percentage of earnings before interest and taxes ("Earnings") plus the nonphysician expenses of the related practice locations. The Company and TOPA believe that this change in calculating the Management Fee and the related Amounts Retained by Physicians better aligns the incentives of the Company and TOPA for the development and the expansion of services and locations as well as the management of the cost of providing services. The Company believes that as capitated agreements or case rates with payors increase, a management fee based upon Earnings is more appropriate and that an increasing percentage of its Management Fees in the future will be from Service Agreements with a Management Fee based upon Earnings rather than a percentage of Medical Practice Revenues. During the year ended December 31, 1996, approximately 90% of the Company's Management Fees was derived from Service Agreements with a Management Fee based upon Earnings.

         Effective December 31, 1994, the Company adopted a December 31 fiscal year end. The following table summarizes the derivation of Management Fees for the periods indicated (in thousands).

                                               YEAR ENDED     THREE MONTHS ENDED           YEARS ENDED
                                              SEPTEMBER 30,       DECEMBER 31,             DECEMBER 31,
                                                ---------    ----------------------    ----------------------
                                                  1994         1993         1994         1995         1996
                                                ---------    ---------    ---------    ---------    ---------
Gross Medical Billings ......................   $ 103,192    $  20,935    $  42,802    $ 300,957    $ 484,954
Contractual Discounts .......................     (14,101)      (2,699)      (7,605)    (105,490)    (180,705)
                                                ---------    ---------    ---------    ---------    ---------
  Medical Practice Revenues .................      89,091       18,236       35,197      195,467      304,249
Provision for uncollectible accounts ........      (2,778)        (529)        (851)      (4,803)      (7,342)
                                                ---------    ---------    ---------    ---------    ---------
                                                   86,313       17,707       34,346      190,664      296,907
Amounts Retained by Physicians ..............     (30,343)      (5,919)     (12,672)     (61,442)     (72,414)
                                                ---------    ---------    ---------    ---------    ---------
  Management Fees ...........................   $  55,970    $  11,788    $  21,674    $ 129,222    $ 224,493
                                                =========    =========    =========    =========    =========


     Effective January 1, 1995, TOPA converted to a single fee schedule for billing purposes. The effect of converting to a single fee schedule was to increase the amounts shown as Gross Medical Billings and increase the related Contractual Discounts. The Company believes that this change improves its ability to analyze changes in Medical Practice Revenues.

     The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                               YEAR ENDED            THREE MONTHS ENDED                      YEARS ENDED
                             SEPTEMBER 30,              DECEMBER 31,                         DECEMBER 31,
                            -------------       --------------------------       -------------------------------
                                1994               1993           1994               1995                1996
                            -------------       -----------     ----------       -------------      ------------
Management fees                     94.5%             97.7%          93.5%               94.1%             94.2%
Other revenues                       5.5               2.3            6.5                 5.9               5.8
                            -------------       -----------     ----------       -------------      ------------
    Total revenues                 100.0             100.0          100.0               100.0             100.0
Salaries and benefits               31.9              33.0           29.1                27.5              28.1
Pharmaceutical and                  27.0              26.5           24.5                24.5              29.7
supplies
General and administrative          24.8              24.5           28.3                25.0              20.6
Depreciation and                     4.2               4.2            5.4                 5.6               6.7
amortization
                            -------------       -----------     ----------       -------------      ------------
  Income before interest
  expense,                          12.1              11.8           12.7                17.4              14.9
      taxes, and
extraordinary item
Interest expense                     2.8               3.1            2.6                 0.5               0.8
                            -------------       -----------     ----------       -------------      ------------
  Income before income
  taxes and                          9.3               8.7           10.1                16.9              14.1
      extraordinary item
Income taxes                         5.3              11.5            4.0                 6.7               5.5
                            -------------       -----------     ----------       -------------      ------------
  Income (loss) before
       extraordinary item            4.0              (2.8)            6.1                10.2               8.6
Extraordinary item                   0.5                 -              -                   -                 -
                            -------------       -----------     ----------       -------------      ------------
    Net income (loss)                3.5%             (2.8)%           6.1%               10.2%              8.6%
                            =============       ===========     ==========       =============      ============


YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         MANAGEMENT FEES. Management Fees were $224,493,000 for the year ended December 31, 1996, compared to $129,222,000 for the year ended December 31, 1995, representing an increase of $95,271,000, or 73.7%. The growth in Management Fees is attributable to a $108,782,000 increase in Medical Practice Revenues generated by Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians of $10,972,000 and an increase in the provision for uncollectible accounts of $2,539,000. The growth in Medical Practice Revenues during the year ended December 31, 1996, is due to an increase in the number of physicians by 84 from 206 to 290; an increase in the number of service locations from 73 to 106; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 61 medical oncologists, 9 radiation oncologists, and 14 other physicians.

         The Company began expanding its operations outside the State of Texas in April 1995. Through December 31, 1996, the Company had entered into Service Agreements with physicians in Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, Minnesota, and Illinois. The Company's strategy in these locations is consistent with its past strategies in Texas to develop and expand the oncology services at these locations ultimately to the provision of full-service oncology services at a cancer center, if appropriate, as well as development of an oncology network within the state.

         Since December 31, 1995, the Company opened a cancer center in El Paso, Texas (June 1996) and assumed the operations of existing cancer centers in El Paso, Texas (April 1996) and Las Cruces, New Mexico (April 1996).

         Amounts Retained by Physicians were 23.8% of Medical Practice Revenues for the year ended December 31, 1996, compared to 31.4% of Medical Practice Revenues for the comparable period in 1995. This decrease is due to the expansion of services offered through the Company's existing facilities, the change in calculating the Management Fee under the Texas Service Agreement, and the addition of new Service Agreements.

         Contractual discounts were 37.3% of Gross Medical Billings for the year ended December 31, 1996, compared to 35.1% of Gross Medical Billings for the comparable period in 1995. The provision for uncollectible accounts related to the Amounts Retained by Physicians was 2.4% of Medical Practice Revenues for the year ended December 31, 1996, compared to 2.5% for the comparable period in 1995. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

         OTHER REVENUES. Other revenues for the year ended December 31, 1996, were $13,826,000 compared to $8,051,000 for the year ended December 31, 1995, representing an increase of $5,775,000, or 71.7%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and interest income. The increase in other revenues is primarily a result of the growth in the number of retail pharmacy locations opened as of December 31, 1996, to 24 compared to 21 as of December 31, 1995, and the development of the 12 pharmacy locations that were opened during 1995.

         SALARIES AND BENEFITS. Salaries and benefits for the year ended December 31, 1996, were $66,879,000 compared to $37,778,000 for the year ended December 31, 1995, representing an increase of $29,101,000, or 77.0%. Salaries and benefits include costs of clinical nonphysician employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.1% for the year ended December 31, 1996, compared to 27.5% for the comparable period in 1995. Beginning in April 1996, the Company also increased its management infrastructure to support its development of a national presence. In addition, a larger percentage of the physicians and related services added since December 31, 1995, are medical oncologists where revenue enhancements related to the development and integration of the oncology business through the addition of cancer centers have not yet occurred. Approximately 64.1% of the physicians in the Affiliated Physician Groups managed by the Company at December 31, 1996, were medical oncologists, compared to 60.6% for the comparable period in 1995. The increase in the percentage of medical oncologists during the year ended December 31, 1996, is a result of the Company's focus on the development of and entry into new geographical markets where the Company intends to develop an integrated oncology networks in the future.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the year ended December 31, 1996, were $70,822,000 compared to $33,605,000 for the year ended December 31, 1995, representing an increase of $37,217,000, or 110.7%. The dollar increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 29.7% for the year ended December 31, 1996, compared to 24.5% for the year ended December 31, 1995. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and overall cost increases. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1996, were $49,018,000 compared to $34,260,000 for the year ended December 31, 1995, representing an increase of $14,758,000, or 43.1%. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $6,586,000 consisting primarily of rents, utilities, and property taxes incurred to support additional physician offices and leased cancer centers that commenced operations during 1995 and 1996. Purchased services increased $2,251,000 as a result of a $359,000 increase related to subcontracting for external radiology services; a $380,000 increase in amounts incurred for outside billing services, primarily for certain inpatient radiology services; $447,000 for contracting transcription services; and the remainder for contracting maintenance coverage, temporary personnel, laundry, and medical waste services to support the growth in the number of affiliated physicians. This increase was offset, in part, by a $499,000 decrease in laboratory costs resulting from the Company discontinuing certain services that were subcontracted to BUMC. Other general and administrative expenses increased $3,376,000 as a result of an increase in telecommunications, marketing, insurance, and travel expenses to service the additional site locations and related Affiliated Physician Groups as well as to develop opportunities for additional management service agreements. The provision for uncollectible accounts related to Management Fees increased $2,545,000 for the year ended December 31, 1996, and reflects the Company's current collections experience. The percentage of general and administrative expenses to total revenues was 20.6% for the year ended December 31, 1996, compared to 25.0% for the year ended December 31, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations, primarily during the latter half of 1995, that did not result in corresponding increases in general and administrative expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1996, was $15,894,000 compared to $7,653,000 for the year ended December 31, 1995, representing an increase of $8,241,000, or 107.7%. Depreciation increased $6,052,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since 1995. Amortization increased $2,189,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements. These costs are amortized over the term of the related Service Agreements.

         INTEREST. Interest expense for the year ended December 31, 1996, was $1,939,000 compared to $672,000 for the year ended December 31, 1995, representing an increase of $1,267,000, or 188.5%. The increase in interest expense was due to increased amounts outstanding and owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements with the Company. In addition, the Company borrowed funds under its revolving line of credit ("Revolver") at the beginning of 1996, which amounts were repaid using proceeds from the Company's public offering of Common Stock in April 1996. No amounts were outstanding under the Revolver at December 31, 1996.

         INCOME TAXES. Income taxes were $13,271,000 for the year ended December 31, 1996, compared to $9,190,000 for the year ended December 31, 1995, representing an increase of $4,081,000, or 44.4%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

         MANAGEMENT FEES. Management Fees were $129,222,000 for the year ended December 31, 1995, compared to $55,970,000 for the year ended September 30, 1994, representing an increase of $73,252,000, or 130.9%. The growth in Management Fees is attributable to a $106,376,000 increase in Medical Practice Revenues generated by Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians of $31,099,000 and an increase in the provision for uncollectible accounts of $2,025,000. The growth in Medical Practice Revenues during the year ended December 31, 1995, is due to the increase in the number of physicians by 77 from 129 to 206; an increase in the number of service locations from 47 to 73; and the expansion of services provided at existing locations. The increase over the prior period in the number of physicians is comprised of 51 medical oncologists, 10 radiation oncologists, and 16 other physicians.

         The Company opened six cancer centers between September 30, 1994 and December 31, 1995. In addition, the Company began expansion of its management services to oncology-related physicians outside the State of Texas. During the year ended December 31, 1995, the Company entered into Service Agreements with physicians in Iowa (April), Oregon (September), Missouri (October), and Washington (November), which at December 31, 1995, comprised ten service locations.

         Amounts Retained by Physicians were 31.4% of Medical Practice Revenues for the year ended December 31, 1995, compared to 34.1% of Medical Practice Revenues for the year ended September 30, 1994. The decrease in the percentage in the year ended December 31, 1995, is due to the additional revenues generated by the Company through expanded services that it provides through its medical office and cancer center operations.

         Contractual discounts were 35.1% of Gross Medical Billings for the year ended December 31, 1995, compared to 13.7% of Gross Medical Billings for the year ended September 30, 1994. Effective January 1, 1995, the Company converted to a single fee schedule for billing purposes. The effect of the change was to increase Gross Medical Billings and the related contractual discounts on these billings. The provision for uncollectible accounts related to the Amounts Retained by Physicians was 2.5% of Medical Practice Revenues for the year ended December 31, 1995, compared to 3.1% for the year ended September 30, 1994. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

         OTHER REVENUES. Other revenues for the year ended December 31, 1995, were $8,051,000 compared to $3,270,000 for the year ended September 30, 1994, representing an increase of $4,781,000, or 146.2%. Other revenues for the year ended December 31, 1995, were primarily derived from retail pharmacy operations, revenues derived from research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and interest income earned from investing excess proceeds from the Company's initial public offering in 1994 and its second public offering in 1995. Other revenues for the year ended September 30, 1994, consisted primarily of revenues generated from retail pharmacy operations and research activity. The Company operated 21 retail pharmacy locations in certain of its cancer centers and larger physician offices at December 31, 1995, compared to 10 retail pharmacy locations at September 30, 1994.

         SALARIES AND BENEFITS. Salaries and benefits for the year ended December 31, 1995, were $37,778,000 compared to $18,866,000 for the year ended September 30, 1994, representing an increase of $18,912,000, or 100.2%. Salaries and benefits include costs of clinical nonphysician employees of the Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the

Company. Salaries and benefits as a percentage of total revenues were 27.5% for the year ended December 31, 1995, compared to 31.9% for the year ended September 30, 1994. This decrease in the percentage of salaries and benefits to total revenues is due to enhanced services, such as radiation therapy, where the incremental personnel cost of providing services is less than the revenues generated. In addition, the Company's incremental cost of administrative personnel, such as billing and collection personnel, does not increase proportionately to the increase in revenues as a result of the Company's increasing use of technologies such as electronic billing and remittances with certain larger payors.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the year ended December 31, 1995, were $33,605,000 compared to $15,996,000 for the year ended September 30, 1994, representing an increase of $17,609,000, or 110.1%. The dollar increase in pharmaceuticals and supplies was attributable to the increase in related infusion, radiation, and diagnostic services generated by Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 24.5% for the year ended December 31, 1995, compared to 27.0% for the year ended September 30, 1994. This decrease was primarily a result of the increased growth in the radiation therapy services (as compared to chemotherapy infusion services) provided by the Affiliated Physician Groups. Radiation therapy services, unlike chemotherapy infusion services, generally do not require pharmaceuticals in connection with treatments.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1995, were $34,260,000 compared to $14,718,000 for the year ended September 30, 1994, representing an increase of $19,542,000, or 132.8%. The percentage of general and administrative expenses to total revenues was 25.0% for the year ended December 31, 1995, compared to 24.8% for the year ended September 30, 1994. The dollar and percentage increase in general and administrative expenses was attributable in part to additional costs of $5,623,000 related to the increase in the number of the Company's leased service locations, including five cancer centers that were operated under leases, and increased personal and real property taxes related to all of the Company's service locations. Purchased services increased $5,858,000 primarily as a result of outsourcing certain billing and collection functions, contracting with BUMC to provide services in connection with the acquisition of BUMC's outpatient oncology business that occurred in August 1994, and purchasing certain laboratory and other medical services. Other general and administrative expenses increased $3,745,000 as a result of the increased level of travel, promotions, and insurance that was required to service the additional site locations and related Affiliated Physicians Groups. The provision for uncollectible accounts increased $4,316,000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1995, was $7,653,000 compared to $2,487,000 for the year ended September 30, 1994, representing an increase of $5,166,000, or 207.7%. The increase in depreciation is attributable to the increased number of cancer center locations and the related cost of radiation therapy, other medical equipment, and furniture and office equipment required to operate the cancer center and other office locations. The increase in amortization expense resulted from the costs incurred in acquiring additional Service Agreements with physician groups. These costs are amortized over the term of the related Service Agreements.

         INTEREST. Interest expense for the year ended December 31, 1995, was $672,000 compared to $1,682,000 for the year ended September 30, 1994, representing a decrease of $1,010,000, or 60.0%. The decrease in interest expense was attributable to the payment of amounts outstanding under the Revolver using the proceeds from the initial public offering in December 1994 and the second public offering in May 1995. The remaining proceeds from these offerings were used to finance the Company's capital expenditures and costs of obtaining Service Agreements rather than through borrowings under the Revolver.

         INCOME TAXES. Income taxes were $9,190,000 for the year ended December 31, 1995, compared to $3,128,000 for the year ended September 30, 1994, representing an increase of $6,062,000, or 193.8%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates in effect. During the year ended September 30, 1994, the Company recorded a one-time charge of $1,250,000 as a result of providing deferred taxes on the assets acquired through the Reorganization.

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1993.

         Prior to December 31, 1994, the Company's fiscal year end was September 30. Effective December 31, 1994, the Company adopted a December 31 fiscal year end. Under applicable Securities and Exchange Commission rules, the Company is required to compare the three months ended December 31, 1994, to the three months ended December 31, 1993.

         MANAGEMENT FEES. Management Fees were $21,674,000 for the three months ended December 31, 1994, compared to $11,788,000 for the three months ended December 31, 1993, representing an increase of $9,886,000 or 83.9%. The growth in Management Fees was attributable to a $16,961,000 increase in Medical Practice Revenues generated by Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians of $6,753,000 and an increase in the provision for uncollectible accounts of $322,000. The growth in Gross Medical Revenues during the three months ended December 31, 1994 is due to an increase in the number of physicians by 60 to 132 at December 31, 1994, from 72 at December 31, 1993, an increase in the number of service locations from 30 to 40, and the expansion of service provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 16 medical oncologists, 12 radiation oncologists, 27 diagnostic radiologists, and 5 other physicians.

         Since December 31, 1993, the Company opened five full-service cancer centers in Texas which include radiation therapy services, including Odessa (June 1994), Tyler (August 1994), McAllen (August 1994), and Arlington (December 1994). In addition, the Company assumed the operations of an existing free-standing cancer center located in McAllen effective July 1, 1994, through a ten-year lease arrangement, and it acquired certain assets of BUMC relating to its outpatient oncology business in August 1994.

         Amounts Retained by Physicians were 36.0% of Medical Practice Revenues for the three months ended December 31, 1994, compared to 32.5% of Medical Practice Revenues for the comparable period in 1993. This increase was a result of the addition of the affiliated diagnostic radiologists who were practicing in facilities that were not owned by the Company, and who are generating only professional charges, 90% of which are retained by TOPA. This increase was offset in part by additional revenues generated by the Company's new cancer center operations.

         Contractual discounts were 17.8% of Gross Medical Billings for the three months ended December 31, 1994, compared to 12.9% of Gross Medical Billings for the comparable period in 1993. The increase in the percentage for contractual discounts is reflective of the increase in the percentage of the Company's revenues derived from managed care payors from 10% of Gross Medical Billings for the three months ended December 31, 1993, to 21% for the three months ended December 31, 1994. The provision for uncollectible accounts related to the Amounts Retained by Physician Groups was 2.4% of Medical Practice Revenues for the three months ended December 31, 1994, compared to 2.9% for the comparable period in 1993. The provisions for contractual discounts and uncollectible accounts reflect the Company's current collection experience.

         OTHER REVENUES. Other revenues for the three months ended December 31, 1994, were $1,510,000 compared to $281,000 for the three months ended December 31, 1993, representing an increase of $1,229,000, or 437.4%. Other revenues were primarily derived from retail pharmacy operations located in the Company's newer cancer treatment centers and certain mature offices and research activities performed by the Company's affiliated physicians that are sponsored by certain pharmaceutical companies. The increase in the retail pharmacy revenues was a result of the increase to 12 in the number of locations as of December 31, 1994, as compared to 5 as of December 31, 1993.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended December 31, 1994, were $6,750,000 compared to $3,988,000 for the three months ended December 31, 1993, representing an increase of $2,762,000, or 69.3%. Salaries and benefits include certain employee expenses paid by the Company pursuant to the terms of the Texas Service Agreement. The dollar increase in the salaries and benefits is due to the increased number of clinical and nonclinical personnel required to support the affiliated physicians which joined TOPA during the period. The percentage of salaries and benefits to total revenues was 29.1% for the three months ended December 31, 1994, compared to 33.0% for the comparable period in 1993. The decrease in the percentage is due to the addition of enhanced services, such as radiation therapy, where the incremental personnel cost of providing services is less than the revenues generated.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended December 31, 1994, were $5,674,000 compared to $3,190,000 for the three months ended December 31, 1993, representing an increase of $2,484,000, or 77.9%. The dollar increase in pharmaceuticals and supplies for the three months ended December 31, 1994, compared to the prior period is attributable primarily to the increase in related infusion, radiation, and diagnostic services generated by affiliated physicians, both through the increased number of physicians and the enhancement of services provided in the offices and the cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 24.5% for the three months ended December 31, 1994, compared to 26.5% for the three months ended December 31, 1993. The decrease in the percentage was primarily a result of the increased growth in the radiation therapy (as compared to chemotherapy infusion services) generated by the affiliated physicians. Radiation therapy services, unlike chemotherapy infusion services, generally do not require pharmaceuticals in connection with treatments.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 1994, were $6,559,000 compared to $2,951,000 for the three months ended December 31, 1993, representing an increase of $3,608,000, or 122.3%. The percentage of general and administrative expenses to total revenues was 28.3% for the three months ended December 31, 1994, compared to 24.5% for the three months ended December 31, 1993. The dollar and percentage increase in general and administrative expenses is attributable in part to additional occupancy costs of $840,000 incurred to support the office locations opened and three of the four cancer centers which commenced operations during the quarter ended December 31, 1993. These three cancer centers were constructed by third parties under build-to-suit arrangements and are being leased under operating lease arrangements. In addition, maintenance increased in connection with the added capital equipment required to provide radiation therapy services. Purchased services increased $1,124,000 primarily as a result of outsourcing certain billing and collection functions, contracting with BUMC to provide services in connection with the acquisition of the outpatient oncology business that occurred in August 1994, and purchasing certain laboratory and other medical services in connection with certain research studies. Other general and administrative expenses increased $574,000 as a result of the increased level of travel, promotions, and insurance that was required to service the additional site locations and related affiliated physicians. The provision for uncollectible accounts increased $1,070,000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended December 31, 1994, was $1,253,000 compared to $512,000 for the three months ended December 31, 1993, representing an increase of $741,000, or 144.7%. The increase in depreciation and amortization is attributable to the five additional cancer centers opened and the two outpatient oncology operations acquired since December 31, 1993, and the related cost of radiation therapy and other equipment, as well as furniture and office equipment required to operate the cancer centers.

         INTEREST. Interest expense for the three months ended December 31, 1994, was $604,000 compared to $377,000 for the three months ended December 31, 1993, representing an increase of $227,000 or 60.2%. This increase was primarily because of increased borrowings to finance construction and capital equipment purchases and higher interest rates. The Company used the proceeds obtained through the initial public offering in December 1994 to pay down the amounts outstanding under the Revolver.

         INCOME TAXES. Income taxes were $929,000 for the three months ended December 31, 1994 compared to $1,388,000 for the three months ended December 31, 1993, representing a decrease of $459,000 or 33.1%. During the year ended September 30, 1994, the Company recorded a one-time charge of $1,250,000 as a result of providing deferred taxes on the assets acquired from the Predecessor Entities. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes at an effective rate of 39%.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Future quarterly results may fluctuate depending on the addition of physicians, physician offices, and cancer centers. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

xxx

                                                    1995 QUARTER ENDED                       1996 QUARTER ENDED
                                          -------------------------------------   -------------------------------------
                                                       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          MAR. 31   JUNE 30   SEPT. 30  DEC. 31   MAR. 31   JUNE 30   SEPT. 30  DEC. 31

STATEMENT OF INCOME DATA:
    Total revenues ....................   $26,993   $30,898   $35,236   $44,146    49,710    56,570    62,817    69,222
    Income before income taxes ........     3,406     4,991     6,554     8,354     8,551     9,803     8,028     7,385
    Net income ........................     2,073     3,024     3,965     5,053     5,173     5,976     4,856     4,491

NET INCOME PER SHARE:
    Net income (loss) per
    common share ......................       .06       .08       .10       .13       .12       .13       .10       .09
    Weighted average
                shares ................    35,240    38,772    39,716    43,238    43,472    47,748    49,477    49,500
outstanding (1)

OPERATING DATA:
    Medical practice revenues .........   $40,808   $44,538   $50,838   $59,283    64,762    73,056    82,207    84,224
    Number of physicians(2) ...........       140       153       183       206       225       240       275       290
    Number of full time
        physician offices (2) .........        28        30        36        45        48        53        60        65
    Number of cancer centers(2) .......         9        11        14        14        16        17        17        17
    Number of states ..................         1         2         3         5         7         8         9        10

(1) Per share and share data presented for periods prior to March 31, 1996, have been restated to reflect a two-for-one stock split that was effected in the form of a stock dividend on June 10, 1996.

(2)  At period end.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated its cash flows from operations, bank financing, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for the cancer centers and the medical offices, and financing receivables. The Company has also used cash when acquiring assets from and entering into Service Agreements with Affiliated Physician Groups.

         Net cash provided by operations for the year ended December 31, 1996, was $1,497,000. Collections of the Company's accounts receivable are an integral part of the Company's liquidity from operating activities. Under the terms of the Service Agreements, the Company purchases from the Affiliated Physician Groups the group's accounts receivable at their estimated fair value. During 1996, net cash of $44,743,000 was used to purchase accounts receivable. The increase in net accounts receivable for the year ended December 31, 1996, was a result of (i) net receivables purchased from Affiliated Physician Groups at the time of executing a Service Agreement, (ii) the increase in the number of physicians that affiliated with the Company, (iii) the increase in the number and type of service locations and the expansion of services since December 31, 1995, and (iv) the growth in its outstanding accounts receivable balances due to an increase in the aging of accounts receivable. In May 1996, the Company hired a Vice President-Business Services to address the aging of accounts receivable and related collection percentages. In late 1996, a number of changes were implemented with a goal to improving the Company's billing and collection efforts. In addition, the Company is in the process of reviewing and selecting software to replace its current practice management software. Net cash used from operations was $6,466,000 for the year ended December 31, 1996, as a result of an increase in amounts due from related parties. These amounts arise primarily from short-term working capital advances made to Affiliated Physician Groups, particularly for the development of new markets and as a result of liabilities assumed at the time of entering into a Service Agreement but that are reimbursable by the Affiliated Physician Group to the Company. These amounts used by operations were offset by an increase in accounts payable and accrued liabilities related to the growth in the Company's business and the related financing of its expenditures through terms that the Company has negotiated with its vendors.

         Net cash used in investing activities for the year ended December 31, 1996, was $86,564,000. During 1996, the Company completed and equipped the El Paso cancer center that opened in mid-June 1996, a diagnostic imaging center located adjacent to the Mesquite cancer center that opened in mid-May 1996, and remodeled and expanded the Plano, Sherman, and Midland cancer centers. The Company also purchased and commenced operations of an existing free-standing cancer center in El Paso in April 1996. In January 1996, the Company made the final payment of approximately $7,200,000 on twelve computerized tomography scan machines that are installed in various cancer centers. The Company also purchased land for future development of cancer centers in Eugene, Oregon and Abilene, Texas, and commenced construction in July on the Abilene cancer center. In addition, the Company paid approximately $21,131,000 to Affiliated Physician Groups in Maryland, Arkansas, New York, Minnesota, and Missouri in connection with entering into Service Agreements. The Company currently has cancer centers under construction in Abilene, Texas, Austin, Texas, Fort Worth, Texas, and in Eugene, Oregon. At December 31, 1996, the Company was committed to approximately $9,100,000 million in capital expenditures related to construction and equipment acquisition. These expenditures are currently expected to be funded primarily from borrowings under the Revolver.

         Net cash flows from financing activities for the year ended December 31, 1996, were $80,341,000. The Company completed a public offering of 5,380,000 shares of common stock in April 1996 with proceeds to the Company of $102,470,000. Cumulative borrowings under the Revolver prior to the completion of the Offering were $59,000,000, of which $36,000,000 was borrowed during 1996, and had been used to finance the Company's operations. The borrowings under the Revolver were repaid with a portion of the net proceeds from the April 1996 public offering. The remainder of the net proceeds from the April 1996 public offering were used for capital expenditures, amounts paid to Affiliated Physician Groups as consideration for entering into Service Agreements, and for general corporate purposes.

         The Revolver currently provides for maximum borrowings of up to $90.0 million (based upon a calculation of the Company's borrowing base). The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus 1% at December 31, 1996) or the Prime Rate. The Revolver also contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase Company securities. At December 31, 1996, no amounts were outstanding under the Revolver, and the Company had the entire $90.0 million available for borrowing. However, in January 1997, the Company began borrowing amounts under the Revolver again, and at March 25, 1997, amounts outstanding under the Revolver were $21,000,000. In March 1997, the Company received a commitment from Bank One Texas, N.A., the agent under the Revolver, to amend the current agreement to increase the maximum amounts available for borrowing from $90.0 million to $125.0 million, to decrease the interest rate on outstanding balances, and to amend certain covenants.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that the unused borrowing capacity under the Revolver will be sufficient to meet its needs in the near term. Recent declines in the market price of the Common Stock make offerings of common stock to the public unlikely in the near-term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1998, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.


FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-K contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups; the Company's ability to obtain suitable financing to support its expansion objectives; changes in governmental regulation of the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; diversion of management's attention from operations to respond to lawsuits against the Company; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS                                                                                  PAGE
Report of Independent Public Accountants                                                                         27

Consolidated Balance Sheets as of December 31, 1995 and 1996                                                     28

Consolidated Statements of Income for the Year Ended                                                             30
  September 30, 1994,  the Three Months
  Ended December 31, 1993 (unaudited) and 1994, and
  the Years Ended December 31, 1995 and 1996

Consolidated Statements of Stockholders' Equity for the                                                          31
  Year Ended September 30, 1994,  the
  Three Months Ended December 31, 1994, and  the
  Years Ended December 31, 1995 and 1996

Consolidated Statements of Cash Flows for the Year Ended                                                         32
  September 30, 1994,  the Three Months
  Ended December 31, 1993 (unaudited) and 1994, and
  the Years Ended December 31, 1995 and 1996

Notes to Consolidated Financial Statements                                                                       33



INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants                                                                         46

Schedule II - Reserves for Uncompensated Care                                                                    47


For selected quarterly financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of
Operations by Quarter" beginning on page 20 hereof.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:

We have audited the accompanying consolidated balance sheets of Physician Reliance Network, Inc. (a Texas corporation - Note 1) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year in the period ended September 30, 1994, the three months ended December 31, 1994 and the two years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Reliance Network, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the year in the period ended September 30, 1994, the three months ended December 31, 1994, and the two years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.







                                      ARTHUR ANDERSEN LLP


Dallas, Texas,
  February 10, 1997

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                     ASSETS


                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                              1995                  1996
                                                                           ---------             ---------
Current assets:
    Cash and cash equivalents                                              $  12,405              $  7,679
    Accounts receivable, net of allowances of $13,321 and $19,797
        at December 31, 1995 and 1996, respectively                           49,856                94,599
    Due from related parties                                                   2,123                 8,589
    Other receivables                                                          1,844                 1,238
    Inventories                                                                3,841                 4,481
    Prepaid expenses and other                                                 1,965                 1,724
    Deferred income tax                                                          361                   507
                                                                           ---------             ---------
                  Total current assets                                        72,395               118,817
                                                                           ---------             ---------
Property and equipment:
    Land                                                                       9,386                12,493
    Buildings                                                                 33,502                51,511
    Furniture and equipment                                                   66,809                99,162
    Construction-in-progress                                                   3,164                 7,898
                                                                           ---------             ---------
                                                                             112,861               171,064
    Less - Accumulated depreciation                                          (16,310)              (29,394)
                                                                           ---------             ---------
           Net property and equipment                                         96,551               141,670
                                                                           ---------             ---------

Investments                                                                    1,997                 1,734
Service agreements, net of accumulated amortization of $459
        and $2,387 at December 31, 1995 and 1996, respectively                29,188                86,383
Other assets, net                                                              4,502                 6,737
                                                                           ---------             ---------
                  Total assets                                              $204,633              $355,341
                                                                           =========             =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                              1995                  1996
                                                                           ---------             ---------
Current liabilities:
    Accounts payable                                                       $  10,206             $  21,400
    Accrued liabilities-
        Salaries and benefits                                                  2,850                 4,739
        Property taxes                                                           695                 1,283
        Other                                                                  2,080                 1,870
                                                                           ---------             ---------
                                                                               5,625                 7,892

    Due to related party                                                       1,105                 6,060
    Federal income tax                                                           960                    --
    Current maturities of long-term debt                                       1,873                 4,696
                                                                           ---------             ---------
                  Total current liabilities                                   19,769                40,048

Long-term debt, net of current maturities                                     26,973                14,121
Construction and retainage payable                                             7,505                   540
Deferred income taxes                                                          4,652                 5,856
                                                                           ---------             ---------
                  Total liabilities                                           58,899                60,565
                                                                           ---------             ---------
Commitments and contingencies

Stockholders' equity:
    Common stock, no par value, $.01 stated value per
        share, 50,000,000 and 150,000,000 shares authorized,
        respectively, 41,708,390 and 47,630,820 shares issued
        at December 31, 1995 and 1996, respectively, and 46,350
        shares subscribed at December 31, 1995                                   417                   476
    Additional paid-in capital                                               121,885               230,024
    Common stock to be issued, 2,026,574 shares                                6,814                26,962
    Retained earnings                                                         16,818                37,314
                                                                           ---------             ---------
                                                                             145,934               294,776
    Less-  Subscription receivable                                              (200)                   --
                                                                           ---------             ---------
                  Total stockholders' equity                                 145,734               294,776
                                                                           ---------             ---------
                  Total liabilities and stockholders' equity                $204,633              $355,341
                                                                           =========             =========



              The accompanying notes are an integral part of these
                         consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                   Year Ended     Three Months Ended        Years Ended
                                                  September 30,      December 31,           December 31,
                                                  -------------  --------------------    --------------------
                                                       1994        1993        1994        1995        1996
                                                     --------    --------    --------    --------    --------
                                                                (Unaudited)
Revenues:
   Medical practice revenues, net                    $ 86,313    $ 17,707    $ 34,346    $190,664    $296,907
   Amounts retained by physicians                     (30,343)     (5,919)    (12,672)    (61,442)    (72,414)
                                                     --------    --------    --------    --------    --------
   Management Fees                                     55,970      11,788      21,674     129,222     224,493
   Other revenues                                       3,270         281       1,510       8,051      13,826
                                                     --------    --------    --------    --------    --------
         Total revenues                                59,240      12,069      23,184     137,273     238,319
                                                     --------    --------    --------    --------    --------
Costs and expenses:
   Salaries and benefits                               18,866       3,988       6,750      37,778      66,879
   Pharmaceuticals and supplies                        15,996       3,190       5,674      33,605      70,822
   General and administrative                          14,718       2,951       6,559      34,260      49,018
   Depreciation and amortization                        2,487         512       1,253       7,653      15,894
   Interest expense                                     1,682         377         604         672       1,939
                                                     --------    --------    --------    --------    --------
         Total costs and expenses                      53,749      11,018      20,840     113,968     204,552
                                                     --------    --------    --------    --------    --------
Income before taxes and extraordinary item              5,491       1,051       2,344      23,305      33,767
Provision (benefit) for income taxes:
   Current                                              3,914         758         951       4,006      12,213
   Deferred                                            (2,036)       (620)        (22)      5,184       1,058
   Deferred reorganization                              1,250       1,250        --          --          --
                                                     --------    --------    --------    --------    --------
         Total provision for income taxes               3,128       1,388         929       9,190      13,271
                                                     --------    --------    --------    --------    --------
Income before extraordinary item                        2,363        (337)      1,415      14,115      20,496
Extraordinary item, early retirement of debt,
   net of deferred tax benefit of $156                   (302)       --          --          --          --
Net income (loss)                                    $  2,061    $   (337)   $  1,415    $ 14,115    $ 20,496
                                                     ========    ========    ========    ========    ========

Net income (loss) per common share (primary and
   fully diluted):
       Net income (loss) before extraordinary item   $   0.08    $   (.01)   $   0.04    $   0.34    $   0.43
       Extraordinary item                               (0.01)       --          --          --          --
                                                     --------    --------    --------    --------    --------
         Net income (loss) per common
             share                                   $   0.07    $   (.01)   $   0.04    $   0.34    $   0.43
                                                     ========    ========    ========    ========    ========

Weighted average shares outstanding (000s)             29,166      25,488      32,056      41,072      47,625
                                                     ========    ========    ========    ========    ========




              The accompanying notes are an integral part of
                    these consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                              COMMON STOCK
                             SUBSCRIPTION            ADDITIONAL   PREDECESSOR   COMMON       RETAINED     COMMON       TOTAL
                                SHARES      AMOUNT     PAID-IN     OWNERS'     STOCK TO      EARNINGS      STOCK     STOCKHOLDERS'
                              RECEIVABLE    TOTAL      CAPITAL     EQUITY     BE ISSUED     (DEFICIT)   SUBSCRIBED     EQUITY
                              ----------   -------   ----------    -------    ----------    ----------    -------    ----------
Balance,
  September 30, 1993          13,128,902   $   131   $     (192)   $ 9,487    $     --      $     (773)   $  --      $    8,653
   Effect of reorganization
     (Note 1)-
       Exchange of
         common stock          7,261,548        73        4,595     (4,632)         --            --         --              36
       Amounts retained
         by predecessor
         owners                     --        --           --       (4,855)         --            --         --          (4,855)
   Issuance of common
     stock                        42,478      --            100       --            --            --         --             100
   Common stock
     subscribed                1,529,284        15        6,585       --            --            --       (6,600)         --
   Net income                       --        --           --         --            --           2,061       --           2,061
                              ----------   -------   ----------    -------    ----------    ----------    -------    ----------
Balance,
  September 30, 1994          21,962,212       219       11,088       --            --           1,288     (6,600)        5,995
   Conversion of
     mandatorily
     redeemable
     convertible
     preferred stock           8,156,178        82       24,318       --            --            --         --          24,400
   Issuance of common
     stock                     7,590,000        76       48,736       --            --            --         --          48,812
   Net income                       --        --           --         --            --           1,415       --           1,415
                              ----------   -------   ----------    -------    ----------    ----------    -------    ----------
Balance,
  December 31, 1994           37,708,390       377       84,142       --            --           2,703     (6,600)       80,622
Issuance of common
     stock                     4,000,000        40       37,743       --            --            --         --          37,783
   Common stock
     to be issued                   --        --           --         --           6,814          --         --           6,814
   Net income                       --        --           --         --            --          14,115       --          14,115
   Payment on
     common stock
     subscribed                     --        --           --         --            --            --        6,400         6,400
                              ----------   -------   ----------    -------    ----------    ----------    -------    ----------
Balance,
  December 31, 1995           41,708,390       417      121,885       --           6,814        16,818       (200)      145,734
Issuance of common
     stock                     5,922,430        59      108,139       --          (1,602)         --         --         106,596
   Common stock
     to be issued                   --        --           --         --          21,750          --         --          21,750
   Net income                       --        --           --         --            --          20,496       --          20,496
   Payment on
     common stock
     subscribed                     --        --           --         --            --            --          200           200
                              ----------   -------   ----------    -------    ----------    ----------    -------    ----------
Balance,
  December 31, 1996           47,630,820   $   476   $  230,024    $  --      $   26,962    $   37,314    $  --      $  294,776
                              ==========   =======   ==========    =======    ==========    ==========    =======    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                YEAR ENDED      THREE MONTHS ENDED           YEARS ENDED
                                                               SEPTEMBER 30,        DECEMBER 31,             DECEMBER 31,
                                                               -------------    ------------------           ------------
                                                                   1994          1993        1994          1995         1996
                                                                 ---------    ---------    ---------    ---------    ---------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                            $   2,061    $    (337)   $   1,415    $  14,115    $  20,496
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities-
           Depreciation and amortization                             2,487          512        1,306        7,810       15,894
           Deferred income taxes, net                               (3,045)        (871)         (27)       5,104        1,058
           Undistributed earnings of investments                         6          (10)          23            9         --
           Extraordinary item                                          302         --           --           --           --
           Changes in operating assets and liabilities-
               (Increase) decrease in accounts receivable, net      (8,939)       2,253       (4,993)     (28,888)     (44,743)
               (Increase) decrease in other receivables               (628)         115          786           30       (5,860)
               Increase in inventories and prepaids                 (1,905)      (1,355)        (217)      (3,449)        (294)
               (Increase) decrease in other assets                  (3,521)          14           63         (174)      (2,510)
               Increase (decrease) in accounts payable
                  and accrued liabilities                            1,557       (2,673)        (575)       8,449       12,501
               Increase (decrease) in due to related
                  party                                              4,679        3,742       (1,333)      (2,241)       4,955
                                                                 ---------    ---------    ---------    ---------    ---------
                          Net cash provided by (used in)
                          operating activities                      (6,946)       1,390       (3,552)         765        1,497
                                                                 ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                           (23,714)      (1,415)      (7,369)     (49,572)     (58,203)
    Construction and retainage                                       1,766          140        3,377        2,362       (6,966)
    Service agreements                                                --           --           --        (13,627)     (21,131)
    Other                                                             --           --           --         (1,744)        (264)
                                                                 ---------    ---------    ---------    ---------    ---------
                       Net cash used in investing
                          activities                               (21,948)      (1,275)      (3,992)     (62,581)     (86,564)
                                                                 ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from long-term borrowings                              41,836        1,632        1,863       30,731       36,000
    Payments on long-term borrowings                               (25,307)        (488)     (40,701)      (9,978)     (58,329)
    Long-term debt issuance costs                                   (1,155)        --           --           --
    Issuance of common stock                                           100         --         48,812       36,570      102,470
    Proceeds from subscription receivable                             --           --           --          6,400          200
    Issuance of mandatorily redeemable preferred stock              24,400       10,000         --           --           --
    Amounts retained by predecessor owners                          (4,855)      (4,855)        --           --           --
    Other                                                                8          (23)        --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
                       Net cash provided by financing
                          activities                                35,027        6,266        9,974       63,723       80,341
                                                                 ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                 6,133        6,381        2,430        1,907       (4,726)
Cash and cash equivalents, beginning of period                       1,935        1,935        8,068       10,498       12,405
                                                                 ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period                         $   8,068    $   8,316    $  10,498    $  12,405    $   7,679
                                                                 =========    =========    =========    =========    =========
Cash paid during the period:
    Interest, net of amount capitalized                          $   1,591    $     361    $     280    $     330    $   1,561
    Income taxes                                                     2,669         --          1,000        4,069        7,355

       The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands except share and per share information)



1.   ORGANIZATION:

General

     Physician Reliance Network, Inc. ("PRN" or the "Company") was formed by Texas Oncology P.A. (TOPA) on July 1, 1993. Concurrently, PRN acquired Texas Oncology Pharmacy Services, Inc. (TOPS) from TOPA by exchanging 6,372,016 shares of PRN common stock for all the capital stock of TOPS. TOPA also purchased 6,756,886 shares of PRN common stock at its stated value of $.01 per share.

     In October 1993, TOPA and PRN effected a reorganization (the "Reorganization") in which PRN acquired the remaining affiliated entities of TOPA through an exchange of 7,261,550 shares of PRN common stock. In the Reorganization, PRN acquired the ownership interests in affiliated limited and general partnerships ("Partnerships") and North Texas Oncology Centers, Inc.
(NTOC), which collectively are referred to as the "Predecessor Entities." The Partnerships and NTOC owned land, facilities, and equipment used by and leased to TOPA. TOPA served as the general partner of each of these entities, and the limited partners were comprised of certain TOPA physician and management employees.

Change in Year-End

     Effective December 31, 1994, the Company adopted a December 31 calendar year-end. The accompanying consolidated financial statements include audited financial statements for the three-month transition period ended December 31, 1994 ("Transition Period"). Audited financial statements are also presented for the three fiscal years ended September 30, 1994, and December 31, 1995 and 1996. Unaudited financial statements are presented for the three-month period ended December 31, 1993, for comparative purposes only.

Service Agreements

     The Company enters into service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is the sole and exclusive manager of all day-to-day business functions of the Affiliated Physician Groups providing facilities, equipment, supplies, support personnel, and management and financial advisory services. In return, the Company receives a monthly fee. The initial terms of the Service Agreements generally are between 30 and 40 years with automatic five-year extensions thereafter unless either party gives notice not to renew to the other prior to the expiration term. The Service Agreements generally are not terminable earlier by the Affiliated Physician Groups except in the event of the Company's bankruptcy or material breach of the Service Agreement.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements include the accounts of PRN and its subsidiaries for the Transition Period and for the years ended September 30, 1994, and December 31, 1995 and 1996. All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current year presentation.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

     On October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Instruments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, the Company's debt securities are considered available for sale. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded, and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. As of December 31, 1996, the Company had no investments in debt securities. In 1995, the Company recorded $384 in realized gains and $47 in realized losses. No realized gains or losses were recorded in 1996.

Accounts Receivable

     Accounts receivable represent receivables from patients and other third-party payors for medical services provided by the Affiliated Physician Groups. Under the terms of the Service Agreements, the Company purchases the accounts receivable outstanding at the end of each month from the Affiliated Physician Groups, net of estimated allowances. Therefore, accounts receivable are a function of medical practice revenues rather than the management fee earned by the Company ("Management Fee").

     Accounts receivable are stated net of an allowance for uncollectibles, which is charged to operations or to the Affiliated Physician Group under Service Agreements, as appropriate, based on an evaluation of potential losses.

Due from Related Parties

     The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances bear interest at a rate negotiated by the Company and the Affiliated Physician Groups (8.25% at December 31, 1996).

Inventories

     Inventories consist of pharmaceuticals and medical supplies and are carried at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives generally, 25 years for buildings, and ranging from 3 to 10 years for furniture and equipment. Maintenance costs and repairs are expensed as incurred. Interest costs incurred during the construction of major capital additions are capitalized as property. The Company capitalized interest costs of approximately $544, $17, and $78 for the years ended September 30, 1994, and December 31, 1995 and 1996 respectively, and $16 for the Transition Period. No interest was capitalized for the three months ended December 31, 1993.

Management Service Agreements

     The Company pays certain Affiliated Physician Groups amounts as consideration for entering into a Service Agreement. These costs are amortized over the initial term of the related Service Agreement.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently evaluating certain matters relating to the physician practice management industry, which the Company expects will include a review of the consolidation of professional corporation revenues and the accounting for businesses combinations. The Company is unable to predict the impact, if any, that this review may have on the Company's acquisition strategy, allocation of purchase price related to acquisitions, and amortization life assigned to intangible assets,

Other Assets

     Other assets consist primarily of deferred financing costs and the excess of purchase price over the fair value of net assets acquired. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years. The carrying value of excess of cost over fair value of assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that excess of cost over fair value of assets acquired will not be recoverable, as determined based on the discounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the excess of cost over fair value of assets acquired is reduced by the estimated shortfall of cash flows. Deferred financing costs, which consist of costs incurred in obtaining debt financing, are amortized using the straight-line method over the term of the related debt, and such amortization is included in interest expense.

Construction and Retainage Payable

     Construction and retainage payable are reflected as long-term liabilities since these costs are expected to be financed with long-term debt.

Medical Practice Revenues, Net

     Medical practice revenues, net represent the revenue of the Affiliated Physician Groups reported at the estimated realizable amounts from third-party payors and patients for services rendered, net of contractual and other adjustments. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. No material claims, disputes, or other unsettled matters exist to management's knowledge concerning third-party reimbursements.

     During the fiscal year ended September 30, 1994, and the years ended December 31, 1995 and 1996, the Company estimates that approximately 40%, 45%, and 50%, respectively, of Medical Practice Revenues, net was received from payments made by government-sponsored health care programs (principally, Medicare and Medicaid), and 40% for the Transition Period.

Management Fee Revenues

     Management Fee Revenue represents the revenue from Medical Practice Revenues, net less amounts retained by physicians. The amounts retained by physicians represents the portion of revenues contractually retained by Affiliated Physician Groups under Service Agreements and are used by the Affiliated Physician Groups to provide physician salaries, benefits, malpractice, and other expenses incidental to their practice.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Net Income (Loss) Per Common Share

     Net income (loss) per common share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method and mandatorily redeemable convertible preferred stock and are treated as outstanding for the entire period.

Financial Instruments

     On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". Cash and cash equivalent, accounts receivable, and accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of those instruments. The fair value of long-term debt at December 31, 1996, was $19,510 compared to its carrying value of $18,817 and at December 31, 1995, was $29,277 compared to its carrying value of $28,858. The fair value of long-term debt was determined using the Company's incremental borrowing rate under the Company's revolving credit facility (the "Revolver") at December 31, 1996 (6.5%).

Long-Lived Assets

     On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the amounts recorded by the Company for Property and Equipment, Service Agreements, and Other Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amounts of an asset may not be recoverable, as determined based on the undiscounted cash flows of the operations acquired over the remaining amortization period, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each of the geographic markets in which the Company has entered into Service Agreements including the relative market share and competitive environment, current period and forecasted operating and cash flow levels from the Company's Service Agreements, and legal and regulatory factors governing the practice of medicine.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Supplemental Cash Flow Information

Supplemental schedule of noncash investing and financing activities are as follows:

     During 1994, the Company sold common stock with a value of $6,600 to TOPA in exchange for a promissory note from TOPA.

    During 1995, the Company acquired $8,087 in assets in exchange for notes payable of $60 and a commitment to issue $8,027 of common stock in connection with the execution of Service Agreements.

    During 1996, the Company acquired $37,589 in assets in exchange for $3,801 of common stock, notes payable of $12,037, and a commitment to issue $21,751 of common stock in connection with the execution of Service Agreements.

3.   THE BAYLOR TRANSACTION:

     Effective August 1, 1994, the Company acquired the outpatient oncology operations and related equipment of Baylor University Medical Center (BUMC) for $6,400. As part of this transaction, the Company recorded Other Assets of $2,950 of the excess of purchase price over the fair value of net assets acquired. The purchase of the outpatient oncology operations was effected in two phases - the majority of the outpatient oncology operations were transferred to the Company effective August 1, 1994, with the remainder, primarily the bone marrow transplant operations, being transferred on January 1, 1995. In addition, the Company leased the majority of the Sammons Cancer Center and space in the Collins Hospital building, occupying space in phases of approximately six-month increments between August 1, 1994, and January 1, 1996. The effective term of the lease is eleven and one-half years, with two five-year renewal options.

4.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                    ---------------------
                          DESCRIPTION                                 1995        1996
------------------------------------------------------------        --------    ---------
Credit Facility bearing interest at prime (8.5% and 8.25% at
   December 31, 1995 and 1996 respectively) or LIBOR (5.75% and
    5.5% at December 31, 1995 and 1996, respectively)
   plus 1%, maturing in 2000, and secured by substantially
   all assets of the Company                                        $ 20,000    $   --
Notes payable bearing interest at rates ranging from 8%
   to 10%, maturing between 1999 to 2005                               8,846      18,817
                                                                    --------    --------
          Total                                                       28,846      18,817
Less-current maturities                                               (1,873)     (4,696)
                                                                    --------    --------
          Long-term debt                                            $ 26,973    $ 14,121
                                                                    ========    ========

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

     Effective December 31, 1995, the Company amended the Revolver. The amendment, among other things, increased the amounts available for borrowing under the Revolver from $60 million to $90 million and reduced the interest rate charged on borrowings. The Revolver matures December 31, 2000 and is secured by substantially all of the assets of the Company. The Revolver contains covenants that, among other things, requires the Company to maintain certain financial ratios and imposes restrictions on the Company's ability to incur future indebtedness, pay dividends, sell assets, or redeem or repurchase Company securities.

     As of December 31, 1996, the maturities of long-term debt are as follows:

1997                          $ 4,696
1998                            5,207
1999                            5,186
2000                            3,148
2001                              105
Thereafter                        475
                         ============
                              $18,817
                         ============

5.   LEASES:

     The Company leases certain facilities and equipment under operating leases. Generally, real estate leases are for primary terms of 1 to 15 years with options to renew for additional periods, and equipment leases are for terms of 1 to 4 years.

     Future commitments under noncancelable operating leases as of December 31, 1996, are as follows:

1997                       $11,495
1998                        10,846
1999                        10,113
2000                         9,299
2001                         8,013
Thereafter                  31,854
                           -------
                           $81,620

     Rent expense was $2,809, $6,685, and $11,252 for the years ended September 30, 1994, and December 31, 1995 and 1996 respectively, and $1,215 for the Transition Period.

6.   COMMITMENTS AND CONTINGENCIES:

     The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 1996, the Company's commitments were approximately $9,100.

          The provision of medical services and the conduct of clinical trials by physician groups with which the Company contracts entail an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the employee with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the company purchases and resells pharmaceutical products and related medical supplies, it faces the risk of product liability claims. Although the Company has not been a party to any claims, suits, or complaints relating to services and products provided by the Company or physicians to whom the Company provides services, there can be no assurance that such claims will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the Service Agreements, the Affiliated Physician Groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against Affiliated Physician Groups or the Company could, however, have a material adverse effect on the Company.

         ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA. This lawsuit asserts various claims, including claims of monopolization, conspiracy to monopolize, attempted monopolization, unfair competition, and tortious interference with actual and prospective contractual relationships. Methodist seeks both injunctive relief and unspecified monetary and punitive damages. This matter is set for trial in November 1997. The Company has denied each of Methodist's claims, believes this lawsuit is without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted by Methodist.

          On or about September 12, 1996, the Company was named as a defendant in a suit styled "Alan Hinerfeld On Behalf of Himself and All Others Similarly Situated v. Physician Reliance Network, Inc., Merrick H. Reese, Joseph S. Bailes, Randall D. Kurtz, Robert W. Daly, Robert J. Whren, Merrill Lynch,
Pierce Fenner & Smith, Inc., Smith Barney, Inc., Piper Jaffray Inc., and Cowen and Company, in the 14th Judicial District Court, Dallas County, Texas ("Hinerfeld"). On or about September 17, 1996, the Company was named as a defendant in a suit styled Susan Kaufman On Behalf of Herself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph S. Bailes, J. Ernest Sims, Pamela Burgess, Randall D. Kurtz, Robert W. Daly and Robert J. Whren in the United States District Court for the Northern District of Texas, Dallas Division ("Kaufman"). On or about October 15, 1996, the Company was named as a defendant in a suit styled Robert
N. Abendschein, On Behalf of Himself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph
S. Bailes, Randall D. Kurtz, J. Ernest Sims, Robert J. Whren, Robert W. Daly and Pamela Burgess, in the 134th Judicial District Court, Dallas County, Texas ("Abendschein"). By order dated December 16, 1996, the Abendschein case was consolidated with the Hinerfeld action. On or about March 3, 1997, the Abendschein state court suit was dismissed without prejudice, and on or about March 11, 1997, plaintiff Abendschein joined the Kaufman Federal court suit. Pamela Burgess is no longer a named defendant in the Kaufman action. Kaufman seeks recovery on behalf of all persons who purchased shares of the Company's common stock on the open market from February 12, 1996, to July 11, 1996, and alleges claims under Sections 10b and 20(a) of the Federal Securities Exchange Act of 1934, and under Rule 10b-5 promulgated thereunder. Hinerfeld seeks recovery on behalf of persons who purchased stock between April 23, 1996 and July 11, 1996, in the April 1996 public offering of the Company's common stock and alleges claims under Sections 11,12(a)(2) and 15 of the Federal Securities Act of 1933 and the Texas Securities Revised Civil Statutes Section 581-33. As relief, Kaufman asserts that, if a class is certified, damages will exceed $64,482. Hinerfeld seeks unspecified monetary damages.

          On September 4, 1996, the Company was named as a defendant in a similar suit styled, Charles J. Jackson v. Physician Reliance Network, Inc., Texas Oncology, P.A.; Smith Barney, Inc.; Cowen & Co., Inc.; Merrill Lynch, Pierce Fenner & Smith, Inc.; Piper Jaffray, Inc.; Merrick H. Reese, M.D., Individually; Joseph S. Bailes, M.D., Individually; and J. Ernest Sims, Individually, in the 214th Judicial District court, Nueces County, Texas ("Jackson"). Through an amended pleading, Jackson purports to represent a class of all persons who purchased and presently own shares of the Company's common stock from November 1994 through September 4, 1996. Jackson asserts claims under Sections 11 and 15 of the federal Securities Act and the Texas Securities Act.
J. Ernest Sims is no longer a named defendant in the Jackson action, but Randall
D. Kurtz has been named as a defendant. As relief, Jackson seeks $1 plus interest thereon as his costs for purchasing the Company's common stock. Jackson seeks unspecified monetary damages on behalf of the class. Responsive pleadings have been filed, plaintiffs have moved for class certification, and discovery has commenced in all three suits. In general, Jackson, Kaufman, and Hinerfeld assert that the Company has engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups violates Federal and state law, and that certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the company similar to those in this litigation.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

7.   INCOME TAXES:

      The provision for income taxes for the years ended September 30, 1994, the Transition Period, and the years ended December 31, 1995 and 1996 consisted of the following:

                                    THREE MONTHS
                      YEAR ENDED        ENDED               YEARS ENDED
                      SEPTEMBER 30,  DECEMBER 31,           DECEMBER 31,
                      -------------  ------------    ---------------------------
                         1994            1994            1995           1996
                     ------------    ------------    ------------   ------------
Current:
    Federal          $      3,471    $        921    $      3,705   $     10,869
    State                     443              30             301          1,344
Deferred:
    Federal                (1,792)            (18)          4,436            876
    Reorganization          1,250            --              --             --
    State                    (244)             (4)            748            182
                     ------------    ------------    ------------   ------------
        Total        $      3,128    $        929    $      9,190   $     13,271
                     ============    ============    ============   ============

      A reconciliation between reported income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% for the year ended September 30, 1994, the Transition Period, and the years ended December 31, 1995 and 1996 is as follows:


                                                               THREE MONTHS
                                                 YEAR ENDED        ENDED              YEARS ENDED
                                                SEPTEMBER 30,   DECEMBER 31,          DECEMBER 31,
                                                ------------    ------------   ------------    ------------
                                                   1994             1994           1995             1996
                                                ------------    ------------   ------------    ------------
Computed tax expense                            $      1,867    $        798   $      7,924    $     11,481
State taxes                                              199             106          1,049           1,520
Incremental federal tax rate                            --              --              234             338
Use of net operating loss carry forward                 (223)           --             --              --
Effect of the Reorganization                           1,250            --             --              --
Other, net                                                35              25            (17)            (68)
                                                ============    ============   ============    ============
        Total                                   $      3,128    $        929   $      9,190    $     13,271
                                                ============    ============   ============    ============

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

     The components of deferred income tax expense (benefit) for the year ended September 30, 1994, the Transition Period, and the years ended December 31, 1995 and 1996 are as follows:


                                                                THREE MONTHS
                                                 YEAR ENDED         ENDED               YEARS ENDED
                                                SEPTEMBER 30,    DECEMBER 31,          DECEMBER 31,
                                                -------------   -------------   ----------------------------
                                                    1994            1994            1995            1996
                                                ------------    ------------    ------------    ------------
Allowance for doubtful accounts                       (2,114)           (132)          2,247             (37)
Expenses incurred in connection with the
    Reorganization                                      (192)             37             149            (132)
Effect of the Reorganization                           1,250            --              --              --
Property and equipment                                   270              65           2,995             568
Management service agreement and other
    asset amortization                                  --                 8             154             804
Accrued Vacation                                        --              --              (361)           (145)
                                                ============    ============    ============    ============
                                                $       (786)   $        (22)   $      5,184    $      1,058
                                                ============    ============    ============    ============


     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1995 and 1996, are presented below:

                                                          December 31,
                                                      --------------------
                                                          1995        1996
                                                      --------    --------
Deferred tax assets-
     Accrued Vacation                                 $    361    $    507
                                                      --------    --------
Deferred tax liabilities-
     Property and equipment                             (4,502)     (5,029)
     Service Agreements and other assets                  (162)       (954)
     Reorganization expenses and other                      12         127
                                                      --------    --------
          Total deferred tax liabilities                (4,652)     (5,856)
                                                      ========    ========
          Net deferred tax assets (liabilities)       $ (4,291)   $ (5,349)
                                                      ========    ========

     Deferred income taxes were not provided by the Predecessor Entities for the difference between the basis of their assets for financial reporting and income tax purposes since the related partners and shareholders of the Predecessor Entities were individually responsible for the income taxes. In October 1993, the Company recognized a one-time charge of $1,250 to establish deferred taxes on the assets that were acquired in the Reorganization.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

8.   PROFIT SHARING PLAN:

     Employees of the Company and of the Affiliated Physician Groups participate in an affiliated service group 401-K and profit sharing and savings plan (the "Plan"). All employees are eligible to participate in the Plan after they have been employed six months and reached the age of 20 and 1/2 years. Employees vest in the employer contribution portion of their account at the rate of 20% for each year that they meet the Plan's service requirements.

     The Plan was amended effective January 1, 1995, to allow for an employer match of contributions made by plan participants. The Company has elected to match 50% of employee contributions up to 6% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. The employer contribution amounted to $304 and $744 for the years ended December 31, 1995 and 1996, respectively. Prior to 1995, the amounts contributed to the Plan were discretionary and determined each year by the board of directors. Employer contributions were $408 for the year ended September 30, 1994, and $119 for the Transition Period.

9.   STOCK OPTION PLANS:

     In November 1993, the Company established a stock option plan for employees ("Employee Option Plan") whereby the Company may issue to officers and key employees options to purchase up to 3,274,402 shares of the Company's common stock.

     All options have been issued at exercise prices equal to fair market value of the underlying common stock at the date of grant. Substantially all of the options that were issued in 1994 vested in May 1996 and may be exercised for a three-year period thereafter. All subsequent issuances of options vest over four or five years beginning one year from the date of grant and expire in ten years. Prior to the Company's initial public offering the Board of Directors considered, among other things, available operating results of the Company, comparable public companies' price/earnings ratios, the illiquidity of the underlying security, and prior transactions in the common stock in establishing the fair market value of the common stock at the dates of grant.

     On November 13, 1996, the Compensation Committee of the Board of Directors repriced all options outstanding under the Employee Option Plan, other than options held by the President and the Executive Vice President-Medical Director granted after the date of the Company's initial public offering. Options issued at that date under the Employee Option Plan totaled 1,114,100 shares and had exercise prices ranging between $9.125 and $26.125 per share. The option exercise prices were amended to be equal to the fair market value of the Common Stock at the close of business on November 13, 1996, or $6.5625 per share.

     In April 1994, the Company established a stock option plan for outside directors (the "Director Option Plan") whereby the Company may issue to outside directors options to purchase up to 637,200 shares of the Company's common stock. On September 22, 1994, the Company granted options to purchase an aggregate of 114,696 shares of common stock to four outside directors, at an exercise price of $4.315 per share. In May 1995, the Company granted options to purchase 5,096 shares of common stock to one outside director at an exercise price of $9.38 per share. In May 1996, the Company granted options to purchase an aggregate of 20,384 shares of common stock to three outside directors at an exercise price of $22.06 per share. Such options vest and are exercisable one year from the date of grant.

     The Company also granted in April 1994 options ("1994 Director Options") to purchase an aggregate of 76,464 shares of common stock to three directors at an exercise price of $2.355 per share, which options vested on the date of grant. These options were not granted pursuant to the Director Option Plan.

              PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

     The following table summarizes the combined activity under the Employee Option Plan, the Director Option Plan, and the 1994 Director Options.


                                                                                          YEAR ENDED DECEMBER 31,
                                        YEAR ENDED          3 MONTHS ENDED        -----------------------------------------
                                     SEPTEMBER 30, 1994    DECEMBER 31, 1994            1995                   1996
                                    --------------------  --------------------    -------------------  --------------------
                                               Weighted              Weighted               Weighted               Weighted
                                               Average                Average                Average                Average
                                               Exercise              Exercise               Exercise               Exercise
                                      Shares    Price      Shares      Price       Shares     Price       Shares     Price
                                    ---------- ---------  ---------  ---------    --------  --------    ---------  --------
Outstanding, beginning of period         --     $  --       674,002    $2.87       546,562    $ 2.99     1,338,252   $58.75
Granted:
  Price is equal to fair value        674,002     2.87         --        --        800,096     12.61     1,288,484    10.43
Options exercised                        --        --          --        --            --        --       (136,640)    3.11
Options cancelled                        --        --      (127,440)    2.36       (8,406)      2.36      (955,400)   14.97
Outstanding, end of period            674,002     2.87      546,562     2.99    1,338,252       8.75     1,534,696   $ 6.79
Exercisable, end of period               --        --          --        --       235,764        --        480,160      --
Available for grant, end of period  1,317,064             1,317,064               516,537        --      1,228,053      --
Weighted average fair value                       1.35                  1.35                    7.08                   4.62



     Significant option groups outstanding at December 31, 1996, and related weighted average price and life are as follows:

                                           Options Outstanding                                        Options Exercisable
                      ---------------------------------------------------------------     -----------------------------------------
    Range of               Shares                                                              Number
Exercise Prices        Outstanding at           Remaining          Weighted Average        Exercisable at          Weighted-Average
                      December 31, 1996      Contractual Life       Exercise Price        December 31, 1996         Exercise Price
-----------------    --------------------    -----------------    -------------------    --------------------    ------------------
   $  2.36-4.32                  415,616                 7.11              $  3.20                  313,664                 $  3.23
      6.56-9.63                  938,696                 9.09                 6.81                  126,496                    7.17
     9.88-17.75                  160,000                 8.49                13.81                   40,000                   13.81
          22.31                   20,384                 9.35                22.31                     --                      --
   $ 2.36-22.31                1,534,696                 8.49              $  6.79                  480,160                 $  5.15

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for grants in the year ended September 30, 1994, and the years ended December 31, 1995 and 1996: expected volatility of 57 percent, risk free interest rates ranging from 4.64 to 7.60 percent, and expected lives of 2.8, 5.0, and 6.0 years for automatic, 4-year, and 5-year vesting options, respectively.

     The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for those plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  YEARS ENDED
                                                  DECEMBER 31,
                                             ----------------------
                                               1995           1996
                                             -------        -------
Net income
     As reported                             $14,115        $20,496
     Pro forma                                13,781         19,257

Earnings per common share
     As reported                             $  0.34        $  0.43
     Pro forma                                  0.34           0.40

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

10.  STOCKHOLDERS' EQUITY:

     The Company sold 1,529,284 shares of common stock to TOPA for $4.315 per share in consideration of a promissory note from TOPA on September 15, 1994. The note bore interest at prime plus .625%, and interest was due quarterly commencing on December 31, 1994. The shares are shown as common stock subscribed and a subscription receivable in the accompanying consolidated financial statements. TOPA repaid $6,400 of the subscription receivable in May 1995 and repaid the remaining $200 outstanding in December 1996.

     In December 1994, the Company consummated its initial public offering of 7,590,000 shares of common stock. Proceeds from the initial public offering were $48,812, which was net of commissions and expenses of $4,319. The proceeds were used to repay amounts outstanding under the Revolver and for working capital purposes.

     In May 1995, the Company consummated a second public offering of 4,000,000 shares. TOPA sold 689,028 shares of common stock in the second public offering and received net proceeds of $6,387. TOPA used these proceeds to repay, in part, the $6,600, outstanding under the subscription receivable owed to the Company. Proceeds to the Company from this offering were $36,570, which was net of commissions and expenses of $2,430. The net proceeds were used to repay amounts outstanding under the Revolver, for amounts paid in connection with the execution of Service Agreements, for capital expenditures, and for working capital purposes.

     In April 1996, the Company consummated a third public offering of 5,380,000 shares. BUMC, one of the Company's existing shareholders, also sold 600,000 shares of common stock in the third public offering and received net proceeds of $11,460. Proceeds to the Company from this offering were $102,470, which was net of commissions and expenses of $5,236. The net proceeds were used to repay amounts outstanding under the Revolver, in connection with executing Service Agreements, for capital expenditures, and for working capital purposes.

     Effective May 21, 1996, the Company's Articles of Incorporation was amended to increase the authorized shares of common stock from 50,000,000 to 150,000,000.

     On June 10, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 31, 1996.

     In connection with entering into Service Agreements and purchasing the assets of Affiliated Physician Groups, the Company has committed to issue shares of common stock at specified future dates. Common stock to be issued is shown as a separate component in stockholders' equity.

     The Company has reserved 5,106,138 shares of common stock for issuance upon exercise of stock options. The terms of the Company's Revolver restrict the Company's ability to declare, pay, or issue dividends or other distributions with respect to its capital stock, except for stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Security Ownership of Management and Certain Beneficial Owners" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements: See Item 8.

         2.       Financial Statement Schedules:  See Item 8.

         3.       Exhibits:  See Index to Exhibits, pages 48 through 49.


(b) During the quarter ended December 31, 1996, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHYSICIAN RELIANCE NETWORK, INC.


Dated:  March 28, 1997                      By:   /s/ MERRICK H. REESE, MD
                                                --------------------------------
                                                Merrick H. Reese, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                    Date
---------                                      -----                                    ----


 /s/ MERRICK H. REESE, MD
------------------------------------           Chairman of the Board,                   March 28, 1997
Merrick H. Reese                                   President, Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)


 /s/ JOSEPH S. BAILES, MD
-----------------------------------            Director                                 March 28, 1997
Joseph S. Bailes


 /s/ NANCY G. BRINKER
-----------------------------------            Director                                 March 28, 1997
Nancy G. Brinker



-----------------------------------            Director                                 March 28, 1997
Robert W. Daly


 /s/ BOONE POWELL, JR.
-----------------------------------            Director                                 March 28, 1997
Boone Powell, Jr.


 /s/ BRIAN C. CHANDLER
-----------------------------------            Controller (Principal Accounting         March 28, 1997
Brian C. Chandler                              Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Physician Reliance Network, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Physician Reliance Network, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 10, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is presented for purposes of complying with the Securities and Exchange commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                         ARTHUR ANDERSEN LLP



Dallas, Texas
   February 10, 1997

                                                                    SCHEDULE II



                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARY

                        RESERVES FOR UNCOMPENSATED CARE

                                      Balance at  Additions   Reductions,               Balance at
                                      Beginning   Charged to    Net of                    End of
                                      of Period    Income     Recoveries   Other         Period
                                      ---------   --------   ----------- --------       ----------
Year ended December 31, 1996           $ 13,321   $ 18,370   $(11,894)   $   --   (1)   $ 19,797
                                       --------   --------   --------    --------       --------
Year ended December 31, 1995           $  6,304   $ 13,286   $ (6,606)   $    337 (1)   $ 13,321
                                       --------   --------   --------    --------        --------
Three months ended December 31, 1994   $  5,450   $  2,741   $ (1,887)   $   --         $  6,304
                                       --------   --------   --------    --------       --------
Year ended September 30, 1994          $  4,497   $  6,946   $ (1,496)   $ (4,497)(2)   $  5,450
                                       --------   --------   --------    --------       --------


(1) Represents reserves for uncompensated care related to accounts receivable purchased from affiliated physician groups at the time of the execution of a management service agreement.

(2) Represents reserves for uncompensated care related to the accounts receivable retained by TOPA in connection with the Reorganization.

                               INDEX TO EXHIBITS

   Exhibit
    Number                                            Description
---------------   ----------------------------------------------------------------------------------
     3.1          --       Articles of Incorporation of Registrant. (1)
     3.2          --       Bylaws of the Registrant. (2)
     4.1          --       See Exhibits 3.1 and 3.2 for provisions of the Articles of
                           Incorporation and Bylaws defining rights of the
                           holders of the Common Stock of the Registrant.
     4.2          --       Form of Stock Certificate for the Common Stock of the Registrant. (2)
     10.1         --       Restated Security Agreement, dated as of October 1, 1993, by Texas
                           Oncology, P.A. in favor of Registrant. (2)
     10.2         --       Amended and Restated Loan and Security Agreement among Bank One, Texas,
                           N.A. as administrative lender, Bank One, Texas, N.A., and NationsBank of Texas, N.A., as lenders, and the Registrant, dated effective
                           December 31, 1995. (5)
     10.3         --       Stockholders' Agreement, dated October 8, 1993, by and among the
                           Registrant, Texas Oncology, P.A., and certain investors. (2)
     10.4         --       Registration Rights Agreement, dated as of October 8, 1993, by and among the Registrant, Texas Oncology, P.A., and certain investors. (2)
     10.5         --       Stockholders' Agreement, dated as of September 16, 1994, by and among the Registrant, Texas Oncology, P.A., and Baylor University Medical
                           Center. (2)
     10.6         --       Registration Rights Agreement, dated as of September 16, 1994, by and among the Registrant, Texas Oncology, P.A., and Baylor University
                           Medical Center. (2)
     10.7         --       Promissory Note of Texas Oncology, P.A., dated September 15, 1994, in the original principal amount of $6,600,000, payable to the order of the Registrant. (2)
     10.8         --       Lease Agreement, dated as of August 1, 1994, by and between Baylor
                           Health Care System, as landlord, and the Registrant, as tenant. (2)
     10.9         --       Lease, dated as of September 1, 1992, by and
                           between Mother Frances Hospital of Tyler, Texas, as
                           landlord, and the Registrant, as tenant.(2)
     10.10        --       Office Lease Agreement, dated as of February 12, 1993, by and between
                           Texas Commerce Bank -- Odessa, N.A., as lessor, and the Registrant, as
                           Lessee. (2)
     10.11        --       Arlington Medical Center Medical Office Building Lease Agreement, dated as of December 8, 1993, by and between HCA-Arlington, Inc., as landlord, and the Registrant as tenant. (2)
     10.12        --       Sublease, dated as of January 24, 1995, by and between Eagle Snacks,
                           Inc., as Sublandlord, and the Registrant, as Subtenant. (3)
     10.13        --       Lease Agreement, dated as of April 2, 1995, by
                           and between Midland County Hospital District, as
                           landlord, and the Registrant, as tenant.(4)
     10.14        --       Office Lease, dated as of November 20, 1995, by and between
                           Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee. (5)
     10.15        --       First Amendment to Lease, dated as of February 29, 1996, by and between
                           Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee. (5)
     10.16        --       Lease Agreement, dated June 16, 1995, between Medical City Dallas
                           Limited, as lessor, and the Registrant, as lessee. (5)
     10.17        --       First Amendment to Lease Agreement, dated November 9, 1995, by and between Medical City Dallas Limited, as lessor, and the Registrant, as lessee. (5)

     10.18        --       Lease Agreement, dated as of June 1, 1995, by and between Galen
                           Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee. (5)
     10.19        --       Lease Agreement, dated as of June 1, 1995, by and between Galen
                           Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee. (6)
     10.20        --       Office Sublease Agreement, dated April 23, 1996, between Santa Fe
                           International Corporation, as Landlord, and the Registrant, as Tenant.
                           (6)
     10.21        --       Amended and Restated Service Agreement, dated as of January 1, 1996, by and between the Registrant and Texas Oncology, P.A. (6)
     10.22        --       Amendment No. 1 to the Amended and Restated Service Agreement, dated as of December 18, 1996, by and between the Registrant and Texas Oncology,
                           P.A.
     10.23        --       Termination Agreement, dated as of December 31, 1996, by and between Texas Oncology
                           Pharmacy Services, Inc. and Texas Oncology, P.A.

                           EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS
     10.24        --       1993 Stock Option Plan. (2)
     10.25        --       1994 Stock Option Plan for Outside Directors. (2)
     10.26        --       Form of Employment Agreement entered into by the Registrant with Drs.
                           Reese and Bailes and with Messrs. Kurtz, McGinn, Sims, and Whren, and Ms. Burgess.(2)
     10.27        --       Form of Stock Option Agreement entered into by the Registrant with
                           Drs. Reese and Bailes and Mr. Daly. (5)
     10.28        --       First Amendment to the 1993 Stock Option Plan. (7)
     10.29        --       Agreement, dated as of December 12, 1996, by the Registrant and Randall D. Kurtz.
     11           --       Statement re net income per common equivalent share.
     21           --       Subsidiaries of the Registrant. (5)
     27           --       Financial Data Schedule

         -----------------

         (1)    Incorporated by reference to the  Registrant's  Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1996

         (2)    Incorporated  by reference to the  Registrant's  Registration  Statement on Form S-1  (Registration
                No. 33-84436).

         (3) Incorporated by reference to the Registrant's Transition Report on Form 10-K for the period from October 1, 1994 through December 31, 1994.

         (4)    Incorporated  by reference to the  Registrant's  Registration  Statement on Form S-1  (Registration
                No. 33-90996).

         (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

         (7) Incorporated by reference to the Registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders held on May 8, 1996, filed with the Securities and Exchange
                Commission Pursuant to Rule 14a-6(b).
