Form 10-Q
period 1997-03-31
PHYSICIAN RELIANCE NETWORK INC
filed 1997-05-14
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________ to ________________


                         Commission file number 0-24872


                        Physician Reliance Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Texas                                        75-2495107
----------------------------------------         ------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


   5420 LBJ Freeway, Suite 900
           Dallas, Texas                                   75240
----------------------------------------         ------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:   (972) 392-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         As of May 12, 1997, approximately 48,295,114 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not indicative of the results of the full year.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                     ASSETS

                                                              March 31,     December 31,
                                                                1997            1996
                                                           ------------    ------------
Current assets:
         Cash and cash equivalents                         $      9,180    $      7,679
         Accounts receivable, net of allowances of
           $19,068 and $19,797 at March 31, 1997
           and at December 31, 1996, respectively               109,883          94,599
         Due from related parties                                11,613           8,589
         Other receivables                                          542           1,238
         Inventories                                              4,570           4,481
         Prepaid expenses and other                               2,702           1,724
         Deferred income tax                                        571             507
                                                           ------------    ------------
                  Total current assets                          139,061         118,817
                                                           ------------    ------------

Property and equipment:
         Land                                                    12,493          12,493
         Buildings                                               51,759          51,511
         Furniture and equipment                                103,629          99,162
         Construction-in-progress                                10,976           7,898
                                                           ------------    ------------
                                                                178,857         171,064
         Less-Accumulated depreciation                          (33,427)        (29,394)
                                                           ------------    ------------
                  Net property and equipment                    145,430         141,670
                                                           ------------    ------------

Investments                                                         146           1,734
Service agreements, net                                          85,903          86,216
Other assets, net                                                 7,594           6,904
                                                           ------------    ------------
         Total assets                                      $    378,134    $    355,341
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,     December 31,
                                                                    1997           1996
                                                               ------------   ------------
Current liabilities:
         Accounts payable                                      $     19,359   $     21,400
         Accrued liabilities
                  Salaries and benefits                               5,008          4,739
                  Property taxes                                        309          1,283
                  Other                                               2,234          1,870
                                                               ------------   ------------
                                                                      7,551          7,892

         Due to related party                                         3,158          6,060
         Federal income tax                                           2,147           --
         Current maturities of long-term debt                         4,779          4,696
                                                               ------------   ------------
                  Total current liabilities                          36,994         40,048

Long-term debt, net of current maturities                            33,970         14,121
Construction and retainage payable                                      275            540
Deferred liabilities                                                    341           --
Deferred income taxes                                                 6,319          5,856
                                                               ------------   ------------
                  Total liabilities                                  77,899         60,565
                                                               ------------   ------------

Stockholders' equity:
         Common stock                                                   482            476
         Additional paid-in capital                                 233,798        230,024
         Common stock to be issued, 1,561,000 shares                 23,337         26,962
         Retained earnings                                           42,618         37,314
                                                               ------------   ------------
                  Total stockholders' equity                        300,235        294,776
                                                               ------------   ------------
                  Total liabilities and stockholders' equity   $    378,134   $    355,341
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED


                                                   Three Months Ended Three Months Ended
                                                        March 31,         March 31,
                                                           1997             1996
                                                     --------------    --------------
Revenues:

         Medical practice revenues, net              $       89,468    $       63,440
         Amounts retained by physicians                     (22,403)          (15,909)
                                                     --------------    --------------
         Management fees                                     67,065            47,531
         Other revenues                                       5,708             2,179
                                                     --------------    --------------
                  Total revenues                             72,773            49,710
                                                     --------------    --------------

Costs and expenses:

         Salaries and benefits                               19,723            14,080
         Pharmaceuticals and supplies                        23,750            12,671
         General and administrative                          15,324            10,597
         Depreciation and amortization                        4,867             3,232
         Interest expense                                       683               579
                                                     --------------    --------------
                  Total costs and expenses                   64,347            41,159

                                                     --------------    --------------
Income before taxes                                           8,426             8,551
                                                     --------------    --------------

Provision for income taxes:
         Current                                              2,929             2,786
         Deferred                                               399               592
                                                     --------------    --------------
                  Total provision for income taxes            3,328             3,378
                                                     --------------    --------------

Net income                                           $        5,098    $        5,173
                                                     ==============    ==============

Net income per share (primary and fully diluted)     $         0.10    $         0.12
                                                     ==============    ==============
Weighted average shares outstanding                          50,534            43,471
                                                     ==============    ==============


                 The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                       Three           Three
                                                                    Months Ended   Months Ended
                                                                     March 31,       March 31,
                                                                        1997           1996
                                                                    ------------    ------------
Cash flows from operating activities:
         Net income                                                 $      5,098    $      5,173
         Adjustments to reconcile net income to net cash
              used in operating activities
                  Depreciation and amortization                            4,867           3,232
                  Deferred income tax, net                                   399             592
                  Gain on sale of the ambulatory surgery center             (511)           --
                  Changes in operating assets and liabilities:
                       Increase in accounts receivable, net              (15,284)        (21,335)
                       Increase in other receivables                      (2,328)         (3,250)
                       Increase in inventories and prepaids               (1,067)         (1,437)
                       Increase in other assets                             (925)           (110)
                       Decrease in accounts payable
                            and accrued liabilities                         (235)            (25)
                       Increase in deferred liabilities                      341            --
                       Decrease in due to related party                   (2,902)         (1,105)
                                                                    ------------    ------------
                            Net cash used in operating activities        (12,547)        (18,265)
                                                                    ------------    ------------

Cash flows from investing activities:
         Capital expenditures                                             (7,769)        (14,737)
         Construction and retainage                                         (265)         (5,854)
         Service agreements                                                 (310)         (2,479)
         Sale of the ambulatory surgery center                             1,950            --
         Other                                                               149            --
                                                                    ------------    ------------
                  Net cash used in investing activities                   (6,245)        (23,070)
                                                                    ------------    ------------

Cash flows from financing activities:
         Proceeds from long-term borrowings                               21,000          36,000
         Payments on long-term borrowings                                 (1,068)         (4,866)
         Issuance of common stock                                            361              62
                                                                    ------------    ------------
                  Net cash provided by financing activities               20,293          31,196
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                       1,501         (10,139)

Cash and cash equivalents, beginning of period                             7,679          12,405
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $      9,180    $      2,266
                                                                    ============    ============


                 The accompanying notes are an integral part of
              these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months ended March 31, 1997, and 1996, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the three months ended March 31, 1996, the Company acquired assets in exchange for $2,125 of common stock and a commitment to issue approximately $2,311 of common stock in connection with the execution of certain Service Agreements.


                                          Three Months ended March 31,
                                          ----------------------------
                                              1997          1996
                                          ------------   -------------
Cash paid during the period:
    Interest, net of amount capitalized   $        519   $        442
    Income taxes                          $        317   $      1,300


3. COMMITMENTS:

        The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the quarter ended March 31, 1997, the Company's management fee was reduced by $341.

4. STOCK BASED COMPENSATION:

         Effective December 31, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation;" however, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                            Three Months ended March 31,
                            ----------------------------
                                1997            1996
                            -----------      ----------
Net income:
          As reported         $   5,098      $   5,173
          Pro forma           $   4,713      $   4,932

Earnings per common share:
          As reported         $    0.10      $    0.12
          Pro forma           $    0.09      $    0.11



5. NEW ACCOUNTING STANDARDS:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. This statement requires the presentation of a basic earnings per share based on common shares outstanding and a dilutive earnings per share based on common shares outstanding increased to include the incremental effect of potential common shares if issued. SFAS 128 is effective for periods ending after December 15, 1997. The Company does not believe that this statement will have a materiel effect on the financial statements.

         In February 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires the disclosure of the pertinent rights and privileges of the various securities outstanding as well as the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the most recent fiscal period and any subsequent interim period presented. SFAS 129 is effective for periods ending after December 15, 1997. The Company does not believe that this statement will have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996, and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

OVERVIEW

The Company provides the management, facilities, administrative and technical support, and certain other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physicians groups ("Affiliated Physician Groups") provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA"). The Company's management fee under this Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations and represented approximately 80.5% of the Company's Management Fee revenue for the three months ended March 31, 1997. Approximately 90.6% of the Company's Management Fees earned for the three months ended March 31, 1997, were derived from Service Agreements in which the Management Fee is calculated based on Earnings and approximately 9.4% were derived from Service Agreements in which the Management Fee is calculated based on a percentage of medical practice revenues. The Company believes that as capitated arrangements with payors increase, a Management Fee based upon Earnings is more appropriate and that its revenues in the future will continue to be substantially derived from Service Agreements with a management fee based upon a percentage of Earnings rather than based on medical practice revenues.



         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
Revenues:

Management fees                                        92.2%           95.6%
Other revenues                                          7.8             4.4
                                               ------------    ------------
          Total revenues                              100.0           100.0

Costs and expenses:

Salaries and benefits                                  27.1            28.3
Pharmaceutical and supplies                            32.6            25.5
General and administrative                             21.1            21.3
Depreciation and amortization                           6.7             6.5
                                               ------------    ------------
    Income before interest expense and taxes           12.5            18.4
Interest expense                                         .9             1.2
                                               ------------    ------------
    Income before income taxes                         11.6            17.2
Income taxes                                            4.6             6.8
                                               ------------    ------------

          Net income                                    7.0%           10.4%
                                               ============    ============


THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996


         MANAGEMENT FEES. Management Fees were $67,065,000 for the three months ended March 31, 1997, compared to $47,531,000 for the three months ended March 31, 1996, representing an increase of $19,534,000 or 41.1%. The growth in Management Fees is attributable to a $26,028,000 increase in Medical Practice Revenues (gross billings less contractual discounts and provision for uncollectible accounts) generated by the Affiliated Physician Groups offset by an increase in amounts retained by physicians pursuant to the Service Agreements ("Amounts Retained by Physicians") of $6,494,000. The growth in Medical Practice Revenues during the three months ended March 31, 1997, is due to an increase in the number of physicians by 74 at March 31, 1997, compared to March 31, 1996; an increase in the number of service locations from 78 to 108; and growth of the revenue base from expansion of services provided at existing locations. The increase over the prior period in the number of physicians is comprised of 55 medical oncologists, seven radiation oncologists, and 12 other physicians. Through March 31, 1997, the Company has entered into Service Agreements with physicians in Texas, Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, Minnesota, and Illinois.

         Since March 31, 1996, the Company has opened a full-service cancer center that includes radiation therapy services in El Paso, Texas (June 1996) and purchased an existing cancer center in El Paso, Texas and assumed the operations of another facility in Las Cruces, New Mexico (April 1996).

         Amounts Retained by Physicians were 25.0% of Medical Practice Revenues for the three months ended March 31, 1997, compared to 25.1% of Medical Practice Revenues for the comparable period in 1996.

         The Company's Management Fee is derived, in part, from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis, which accounted for approximately 30% and 27% of the Affiliated Physician Groups business during the three months ended March 31, 1997 and 1996, respectively. Approximately 50% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the three months ended March 31, 1997 and 1996, were from Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the three months ended March 31, 1997, were $5,708,000 compared to $2,179,000 for the three months ended March 31, 1996, representing an increase of $3,529,000, or 162%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and from research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in the retail pharmacy revenues is a result of the growth in the number of locations opened as of March 31, 1997, of 26 compared to 21 as of March 31, 1996. Other revenue for the three months ended March 31, 1997, also includes a $511,000 gain on the sale of the Company's interest in its only ambulatory surgery center.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended March 31, 1997, were $19,723,000 compared to $14,080,000 for the three months ended March 31, 1996, representing an increase of $5,643,000 or 40.1%. Salaries and benefits include certain costs of nonphysician clinical employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 27.1% for the three months ended March 31, 1997, compared to 28.3% for the comparable period in 1996. This decrease in the percentage of salaries and benefits to total revenues was due to the expansion of services in its medical oncology offices where the incremental personnel cost of providing services is less than the increase in the revenues generated. Approximately 63.9% of the physicians in the Affiliated Physician Groups managed by the Company at March 31, 1997, were medical oncologist, compared to 60.4% for the comparable period in 1996. The decrease in the percentage was offset, in part, through the increase in corporate management, required to support the Company's expanded operations.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended March 31, 1997, were $23,750,000 compared to $12,671,000 for the three months ended March 31, 1996, representing an increase of $11,079,000 or 87.4%. The increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 32.6% for the three months ended March 31, 1997, compared to 25.5% for the three months ended March 31, 1996. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and overall cost increases. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center which generally is the reason that medical oncology practices have lower margins as a percentage of Medical Practice Revenues compared to fully-integrated oncology practices.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1997, were $15,324,000 compared to $10,597,000 for the three months ended March 31, 1996, representing an increase of $4,727,000 or 44.6%. The percentage of general and administrative expenses to total revenues was 21.1% for the three months ended March 31, 1997, compared to 21.3% for the three months ended March 31, 1996. The increase in general and administrative expenses is attributable in part to additional occupancy costs of $1,991,000 consisting primarily of rents, utilities, and taxes incurred to support the additional offices which have commenced operations since March 31, 1996. Purchased services increased $632,000 primarily due to increased reference laboratory services that have been contracted by the Company to support the Company's expanded operations and amounts incurred for temporary clerical work to assist in the expansion of the Company's existing and new service locations. Other general and administrative expenses increased $1,287,000 as a result of the increased level of travel, promotions, telecommunications services, and insurance required to support the Company's expanded operations. The provision for uncollectible accounts related to Medical Service Revenues increased $817,000 and reflects the results of the Company's current collections experience.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1997, was $4,867,000 compared to $3,232,000 for the three months ended March 31, 1996, representing an increase of $1,635,000 or 50.6%. Depreciation increased $1,352,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since March 31, 1996. Amortization increased $283,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the three months ended March 31, 1997, was $683,000 compared to $579,000 for the three months ended March 31, 1996, representing an increase of $104,000 or 18.0%. Although amounts borrowed under the Company's revolving credit facility (the "Revolver") decreased during the period ended March 31, 1997, compared to the comparable period in 1996, the amounts owed to Affiliated Physician Groups arising through Service Agreement transactions increased resulting in additional interest expense for 1997.

         INCOME TAXES. Income taxes were $3,328,000 for the three months ended March 31, 1997, compared to $3,378,000 for the three months ended March 31, 1996, representing a decrease of $50,000 or 1.5%. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes at an effective rate of 39%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated its cash flows from operations, bank financing, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for cancer centers and medical offices, financing receivables, and acquiring assets from and entering into Service Agreements with Affiliated Physician Groups.

         Net cash used in operations for the three months ended March 31, 1997, was $12,547,000. Collections of the Company's accounts receivable are an integral part of the Company's liquidity from operating activities. Under the terms of the Service Agreements, the Company purchases from the Affiliated Physician Groups the group's accounts receivable at their estimated fair value. Net cash used in operations was $3,024,000 for the three months ended March
31, 1997, as a result of an increase in amounts due from related parties. These amounts arise primarily from short-term working capital advances made to Affiliated Physician Groups, particularly for the development of new markets and as a result of liabilities assumed at the time of entering into a Service Agreement but that are reimbursable by the Affiliated Physician Group to the Company. These amounts used by operations were offset by an increase in accounts payable and accrued liabilities related to the growth in the Company's business and the related financing of its expenditures through terms that the Company has negotiated with its vendors.

         Net cash used in investing activities for the three months ended March 31, 1997, was $6,245,000. During the three months ended March 31, 1997, the Company continued the construction of cancer centers in Fort Worth, Texas; Austin, Texas; Abilene, Texas; and Eugene, Oregon. The Company is currently committed to approximately $9,100,000 in capital expenditures related to construction activities and the acquisition of equipment. These expenditures are expected to be funded primarily from borrowings under the Company's Revolver.

         Net cash flows from financing activities for the three months ended March 31, 1997, were $20,293,000. Borrowings under the Revolver were $21,000,000 and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, and for working capital purposes. During the three months ended March 31, 1997, payments of $1,068,000 were made to Affiliated Physician Groups on Company-financed notes that were issued as part of the consideration for entering into Service Agreements.

         The Revolver currently provides for maximum borrowings of up to $90.0 million (based upon a calculation of the Company's borrowing base). The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus 1% at March 31, 1997) or the Lender's Prime Rate. The Revolver also contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At March 31, 1997, $21,000,000 was outstanding under the Revolver, and the Company had the entire $90.0 million available for borrowing. In March 1997, the Company received a commitment from Bank One Texas, N.A., the agent under the Revolver, to amend the current agreement to increase the maximum amounts available for borrowing from $90.0 million to $140.0 million, to decrease the interest rate on outstanding balances, and to amend certain covenants. In addition, eight banks will be participating in the Revolver under the amended agreement compared to two banks who participate in the Revolver under the current agreement. The amended loan agreement is expected to be finalized by the end of the second quarter.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-Q contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; diversion of management's attention from operations to respond to lawsuits against the Company; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

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

         On or about September 12, 1996, the Company was named as a defendant in a suit styled Alan Hinerfeld On Behalf of Himself and All Others Similarly Situated v. Physician Reliance Network, Inc., Merrick H. Reese, Joseph S. Bailes, Randall D. Kurtz, Robert W. Daly, Robert J. Whren, Merrill Lynch, Pierce Fenner & Smith, Inc., Smith Barney , Inc., Piper Jaffray Inc., and Cowen & Company, in the 14th Judicial District Court, Dallas County, Texas ("Hinerfeld"). On or about September 17, 1996, the Company was named as a defendant in a suit styled Susan Kaufman On Behalf of Herself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph S. Bailes, J. Ernest Sims, Pamela Burgess, Randall D. Kurtz, Robert W. Daly and Robert J. Whren in the United States District Court for the Northern District of Texas, Dallas Division ("Kaufman"). On or about October 15, 1996, the Company was named as a defendant in a suit styled Robert
N. Abendschein, On Behalf of Himself and All Others Similarly Situated v. Physician Reliance Network, Inc., Texas Oncology, P.A., Merrick H. Reese, Joseph S. Bailes, Randall D. Kurtz, J. Ernest Sims, Robert J. Whren, Robert W. Daly and Pamela Burgess, in the 134th Judicial District Court, Dallas County, Texas ("Abendschein"). By order dated December 16, 1996, the Abendschein case was consolidated with the Hinerfeld action. On or about March 3, 1997, the Abendschein state court suit was dismissed without prejudice, and on or about March 11, 1997, plaintiff Abendschein joined the Kaufman Federal court suit. Pamela Burgess is no longer a named defendant in the Kaufman action. Kaufman seeks recovery on behalf of all persons who purchased shares of the Company's common stock on the open market from February 12, 1996, to July 11, 1996, and alleges claims under Sections 10(b) and 20(a) of the Federal Securities Exchange Act of 1934, and under Rule 10b-5 promulgated thereunder. Hinerfeld seeks recovery on behalf of persons who purchased stock between April 23, 1996, and July 11, 1996, in the April 1996 public offering of the Company's common stock and alleges claims under Sections 11,12(a)(2) and 15 of the Federal Securities Act of 1933 and the Texas Revised Civil Statutes Article 581-33. As relief, Kaufman asserts that, if a class is certified, damages will exceed $64,482,458. Hinerfeld seeks unspecified monetary damages.

         On September 4, 1996, the Company was named as a defendant in a similar suit styled Charles J. Jackson v. Physician Reliance Network, Inc., Texas Oncology, P.A.; Smith Barney, Inc.; Cowen & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Piper Jaffray, Inc.; Merrick H. Reese, M.D., Individually; Joseph S. Bailes, M.D., Individually; and J. Ernest Sims, Individually, in the 214th Judicial District Court, Nueces County, Texas ("Jackson"). Through an amended pleading, Jackson purports to represent a class of all persons who purchased and presently own shares of the Company's common stock from November 1994 through September 4, 1996. Jackson asserts claims under Sections 11 and 15 of the federal Securities Act and the Texas Securities Act. J. Ernest Sims is no longer a named defendant in the Jackson action, but Randall D. Kurtz has been named as a defendant. As relief, Jackson seeks $1,380 plus interest thereon as his costs for purchasing the Company's common stock. Jackson seeks unspecified monetary damages on behalf of the class. Plaintiff Jackson joined defendants' motion to transfer venue to Dallas County. On or about April 15, 1997, the Nueces County court completed the transfer. Responsive pleadings have been filed, plaintiffs have moved for class certification, and discovery has commenced in all three suits. Class certification briefs have been filed by plaintiffs and defendants in Kaufman.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------

        (a)     Exhibits.  See Index to Exhibits following signatures.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHYSICIAN RELIANCE NETWORK, INC.


Date:  May 14, 1997                     By: /s/ MERRICK H. REESE
                                           ------------------------------------
                                           Merrick H. Reese, President and
                                           Chief Executive Officer


                                        By: /s/ BRIAN C. CHANDLER
                                           ------------------------------------
                                           Brian C. Chandler, Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                            DESCRIPTION
---------------   -----------------------------------------------------------------------------------
     3.1          --       Articles of Incorporation of Registrant. (1)

     3.2          --       Bylaws of the Registrant. (2)

     4.1          --       See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of the holders of the Common Stock of the
                           Registrant.

     4.2          --       Form of Stock Certificate for the Common Stock of the Registrant. (2)

      11          --       Statement re net income per common equivalent share.

      27          --       Financial Data Schedule

         -----------------

     (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

     (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).