Form 10-Q
period 1997-06-30
PHYSICIAN RELIANCE NETWORK INC
filed 1997-08-19
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                      Commission file number  0-24872

                        Physician Reliance Network, Inc.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Texas                              75-2495107
 --------------------------------------------------   --------------------
  (State or Other Jurisdiction of Incorporation or     (I.R.S. Employer
                   Organization)                      Identification No.)

            5420 LBJ Freeway, Suite 900
                   Dallas, Texas                             75240
 --------------------------------------------------   --------------------
      (Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code:   (972) 392-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         As of August 15, 1997, approximately 48,430,048 shares of Common Stock were issued and outstanding.

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

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                     ASSETS

                                                                       June 30,                     December 31,
                                                                         1997                           1996
                                                                    --------------                 -------------
Current assets:
         Cash and cash equivalents                                   $         651                 $       7,679
         Accounts receivable, net of allowances of $52,173
           and $19,797 at June 30, 1997 and at December 31,
           1996, respectively                                               81,318                        94,599
         Due from related parties                                           11,841                         8,589
         Other receivables                                                   1,325                         1,238
         Inventories                                                         6,185                         4,481
         Prepaid expenses and other                                          2,295                         1,067
         Income tax receivable                                              15,216                           657
         Deferred income tax                                                   644                           507
                                                                     -------------                 -------------
                 Total current assets                                      119,475                       118,817
                                                                     -------------                 -------------

Property and equipment:
         Land                                                               14,640                        12,493
         Buildings                                                          59,996                        51,511
         Furniture and equipment                                           114,127                        99,162
         Construction-in-progress                                            2,952                         7,898
                                                                     -------------                 -------------
                                                                           191,715                       171,064
         Less- accumulated depreciation                                    (37,719)                      (29,394)
                                                                     -------------                 -------------
                 Net property and equipment                                153,996                       141,670


Investments                                                                    134                         1,734
Service agreements, net                                                    102,738                        86,216
Other assets, net                                                            6,263                         6,904
                                                                     -------------                 -------------
         Total assets                                                $     382,606                 $     355,341
                                                                     =============                 =============



The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,                      December 31,
                                                                           1997                           1996
                                                                        ----------                     -----------
Current liabilities:
         Accounts payable                                               $   20,702                      $  21,400
         Accrued liabilities
                 Salaries and benefits                                       5,657                          4,739
                 Property taxes                                                646                          1,283
                 Other                                                       3,538                          1,870
                                                                        ----------                      ---------
                                                                             9,841                          7,892

         Due to related parties                                              4,290                          6,060
         Current maturities of long-term debt                                7,734                          4,696
                                                                        ----------                      ---------
                 Total current liabilities                                  42,567                         40,048

Long-term debt, net of current maturities                                   44,131                         14,121
Construction and retainage payable                                             275                            540
Deferred liabilities                                                           502                             --
Deferred income taxes                                                        6,869                          5,856
                                                                        ----------                      ---------
                 Total liabilities                                          94,344                         60,565
                                                                        ----------                      ---------

Subordinated convertible promissory notes payable                            8,500                             --

Stockholders' equity:
         Common stock                                                          483                            476
         Additional paid-in capital                                        233,948                        230,024
         Common stock to be issued, 1,719,004 shares                        25,268                         26,962
         Retained earnings                                                  20,063                         37,314
                                                                        ----------                      ---------
                 Total stockholders' equity                                279,762                        294,776

                                                                        ----------                      ---------
                 Total liabilities and stockholders' equity             $  382,606                      $ 355,341
                                                                        ==========                      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                           June 30,
                                                  -----------------------------         ---------------------------
                                                     1997                1996             1997               1996
                                                  ----------           --------         --------           --------
Revenues:

         Medical practice revenues, net            $  93,706           $ 71,125         183,675            134,565
         Amounts retained by physicians              (26,807)           (17,989)        (49,210)           (33,898)
                                                   ---------           --------         -------           --------
         Management fees                              66,899             53,136         134,465            100,667
         Other revenues                                5,815              3,434          11,022              5,613
                                                   ---------           --------        --------           --------
                   Total revenues                     72,714             56,570         145,487            106,280
                                                   ---------           --------        --------           --------

Costs and expenses:

         Salaries and benefits                        20,504             16,182          40,227             30,262
         Pharmaceuticals and supplies                 23,212             15,717          46,962             28,388
         General and administrative                   15,885              8,306          27,898             16,897
         Provision for uncollectible accounts         41,172              2,892          44,483              4,898
         Depreciation and amortization                 5,210              3,411          10,077              6,643
         Interest expense                                960                259           1,643                838
                                                   ---------           --------        --------           --------
                   Total costs and expenses          106,943             46,767         171,290             87,926

                                                   ---------           --------        --------           --------
Income (loss) before taxes                           (34,229)             9,803         (25,803)            18,354
                                                   ---------           --------        --------           --------

Provision (benefit) for income taxes:
         Current                                     (12,323)             3,107          (9,394)             5,893
         Deferred                                        477                720             876              1,312
                                                   ---------           --------        --------           --------
                   Total provision (benefit)
                   for income taxes                  (11,846)             3,827          (8,518)             7,205
                                                   ---------           --------        --------           --------

Net income (loss)                                  $ (22,383)          $  5,976        $(17,285)          $ 11,149
                                                   =========           ========        ========           ========


Net income (loss) per share
         (primary and fully diluted)               $   (0.43)          $   0.13        $  (0.33)          $   0.25

Weighted average shares outstanding                   52,378             47,748          51,608             45,141
                                                   =========           ========        ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PHYSICIAN RELIANCE NETWORK INC.  AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  UNAUDITED

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             -------------------------------------
                                                                               1997                         1996
                                                                             --------                     --------
Cash flows from operating activities:
         Net income (loss)                                                   $(17,285)                    $ 11,149
         Adjustments to reconcile net income to net cash
              used in operating activities
                 Depreciation and amortization                                 10,077                        6,643
                 Deferred income tax, net                                         876                        1,312
                 Provision for uncollectible accounts                          44,483                        4,898
                 Gain on sale of the ambulatory surgery center                   (511)                          --
                 Changes in operating assets and liabilities:
                      Increase in receivables, net                            (34,541)                     (44,199)
                      Increase in income tax receivable                       (15,216)                          --
                      (Increase) decrease in inventories and prepaids          (2,275)                       1,997
                      (Increase) decrease in other assets                        340                        (2,674)
                      Increase in accounts payable
                           and accrued liabilities                              1,251                        3,160
                      Increase in deferred liabilities                            502                           --
                      Decrease in due to related party                         (1,770)                      (1,105)
                                                                             --------                     --------
                           Net cash used in operating activities              (14,069)                     (18,819)
                                                                             --------                     --------

Cash flows from investing activities:
         Capital expenditures                                                 (20,470)                     (37,873)
         Construction and retainage                                              (265)                      (6,650)
         Service agreements                                                    (5,603)                      (4,468)
         Sale of the ambulatory surgery center                                  1,950                           --
                                                                             --------                     --------
                 Net cash used in investing activities                        (24,388)                     (48,991)
                                                                             --------                     --------

Cash flows from financing activities:
         Proceeds from long-term borrowings                                    33,000                       43,000
         Payments on long-term borrowings                                      (1,761)                     (64,137)
         Issuance of common stock                                                 190                      102,320
                                                                             --------                     --------
                 Net cash provided by financing activities                     31,429                       81,183
                                                                             --------                     --------
Net increase (decrease) in cash and cash equivalents                           (7,028)                      13,373
Cash and cash equivalents, beginning of period                                  7,679                       12,405
                                                                             --------                     --------
Cash and cash equivalents, end of period                                     $    651                     $ 25,778
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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the six months ended June 30, 1997, and 1996, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the six months ended June 30, 1997, the Company acquired assets in exchange for $10,309 of notes payable, $8,500 of subordinated convertible promissory notes, and has issued or agreed to issue approximately $2,081 of common stock in connection with the execution of certain Service Agreements.

         During the six months ended June 30, 1996, the Company acquired assets in exchange for $2,125 of common stock and a commitment to issue approximately $7,643 of common stock in connection with the execution of certain Service Agreements.

                                                 Six Months ended June 30,
                                                 -------------------------
                                                   1997            1996
                                                 --------         --------
Cash paid during the period:
    Interest, net of amount capitalized          $  1,232         $    504
    Income taxes                                 $  5,335         $  5,300


3. COMMITMENTS:

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the six months ended June 30, 1997, the Company's management fee was reduced by $341. The Company's fee was not reduced for the quarter ended June 30, 1997.

4. STOCK BASED COMPENSATION:

         Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation;" however, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           Three Months Ended                  Six Months Ended
                                                June 30,                          June 30,
                                      ----------------------------         --------------------------
                                        1997               1996              1997              1996
                                      ---------         ----------         --------          --------
Net income (loss):
         As reported                  $ (22,383)        $    5,976         $(17,285)         $ 11,149
         Pro forma                    $ (22,683)        $    5,701         $(17,982)         $ 10,635

Earnings (loss) per common share:
         As reported                   $  (0.43)        $     0.13         $  (0.33)         $   0.25
         Pro forma                     $  (0.43)        $     0.12         $  (0.35)         $   0.24


5. EARNINGS PER SHARE:

         Net income (loss) per share (primary and fully diluted) were calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received to purchase additional shares at market value. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective December 15, 1997. SFAS 128, requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock and common stock equivalents. As required, the Company will report earnings per share in accordance with SFAS 128.

         Proforma basic earnings per share and diluted earnings per share would have been as follows:

                                     Three Months Ended                 Six Months Ended
                                          June 30,                          June 30,
                                  -----------------------          -------------------------
                                   1997              1996            1997               1996
                                  -------           -----          -------             -----
Basic earnings per share          $(0.46)           $0.13          $(0.36)             $0.26
Diluted earnings per share        $(0.43)           $0.13          $(0.33)             $0.25


6. NEW ACCOUNTING STANDARDS:


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

OVERVIEW

         The Company provides the management, facilities, administrative and technical support, and certain other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physician groups ("Affiliated Physician Groups") provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fees") for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA"). The Company's management fee under this Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations. The TOPA Service Agreement represented approximately 74.4% and 76.6% of the Company's Management Fee revenue for the three months and six months ended June 30, 1997, respectively. Approximately 88.8% and 89.7% of the Company's Management Fees earned for the three and six months ended June 30, 1997, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings and approximately 11.2% and 10.3%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of medical practice revenues.



         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                              Three Months Ended                      Six Months Ended
                                                   June 30,                                June 30,
                                            ---------------------                  ----------------------
                                             1997            1996                    1997            1996
                                            -----           -----                   -----           -----
Revenues:
Management fees                              92.0    %       93.9    %               92.4   %        94.7  %
Other revenues                                8.0             6.1                     7.6             5.3
                                            -----           -----                   -----           -----
          Total revenues                    100.0           100.0                   100.0           100.0

Costs and expenses:

Salaries and benefits                        28.2            28.6                    27.7            28.5
Pharmaceutical and supplies                  31.9            27.8                    32.3            26.7
General and administrative                   21.8            14.7                    19.2            15.9
Provision for uncollectible accounts         56.7             5.1                    30.6             4.6
Depreciation and amortization                 7.2             6.0                     6.9             6.3
                                            -----           -----                   -----           -----
  Income before interest expense and taxes  (45.8)           17.8                   (16.7)           18.0
Interest expense                              1.3             0.5                     1.1             0.7
                                            -----           -----                   -----           -----
  Income before income taxes                (47.1)           17.3                   (17.8)           17.3
Income taxes                                (16.3)            6.7                    (5.9)            6.8
                                            -----           -----                   -----           -----

          Net income                        (30.8)   %       10.6    %              (11.9)  %        10.5  %
                                            =====           =====                   =====           =====

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

         MANAGEMENT FEES. Management Fees were $66,899,000 for the three months ended June 30, 1997, compared to $53,136,000 for the three months ended June 30, 1996, representing an increase of $13,763,000 or 25.9%. The growth in Management Fees is attributable to a $22,581,000 increase in Medical Practice Revenues (gross billings less contractual discounts) generated by the Affiliated Physician Groups offset by an increase in amounts retained by physicians pursuant to the Service Agreements ("Amounts Retained by Physicians") of $8,818,000. The growth in Medical Practice Revenues during the three months ended June 30, 1997, is due to an increase in the number of physicians by 78 at June 30, 1997, compared to June 30, 1996; an increase in the number of service locations from 90 to 111; and growth of the revenue base from expansion of services provided at existing locations. The increase over the prior period in the number of physicians is comprised of 56 medical oncologists, eight radiation oncologists, and 14 other physicians. Through June 30, 1997, the Company had entered into Service Agreements with physicians in Texas, Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, Minnesota, and Illinois.

         Since June 30, 1996, the Company has opened three full-service cancer centers that include radiation therapy services in Fort Worth, Texas (April
1997), Abilene, Texas (June 1997), and Austin, Texas (June 1997).

         Amounts Retained by Physicians were 28.6% of Medical Practice Revenues for the three months ended June 30, 1997, compared to 25.3% of Medical Practice Revenues for the comparable period in 1996. The increase in the percentage is due to improved field office operations, primarily in Texas, where Amounts Retained by Physicians is calculated as a percentage of earnings.

         The Company's Management Fee is derived, in part, from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis, which accounted for approximately 32% and 28% of the Affiliated Physician Groups business during the three months ended June 30, 1997 and 1996, respectively. Approximately 47% and 50% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the three months ended June 30, 1997 and 1996, were from Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the three months ended June 30, 1997, were $5,815,000 compared to $3,434,000 for the three months ended June 30, 1996, representing an increase of $2,381,000, or 69.3%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and from research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in the retail pharmacy revenues is a result of the growth in the number of locations opened as of June 30, 1997, of 26 compared to 21 as of June 30, 1996.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended June 30, 1997, were $20,504,000 compared to $16,182,000 for the three months ended June 30, 1996, representing an increase of $4,322,000 or 26.7%. Salaries and benefits include certain costs of nonphysician clinical employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 28.2% for the three months ended June 30, 1997, compared to 28.6% for the comparable period in 1996.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended June 30, 1997, were $23,212,000 compared to $15,717,000 for the three months ended June 30, 1996, representing an increase of $7,495,000 or 47.7%. The increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 31.9% for the three months ended June 30, 1997, compared to 27.8% for the three months ended June 30, 1996. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and overall cost increases. Approximately 63.8% of the physicians in the Affiliated Physician Groups managed by the Company at June 30, 1997, were medical oncologist, compared to 61.3% for the comparable period in 1996. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1997, were $15,885,000 compared to $8,306,000 for the three months ended June 30, 1996, representing an increase of $7,579,000 or 91.2%. The percentage of general and administrative expenses to total revenues was 21.8% for the three months ended June 30, 1997, compared to 14.7% for the three months ended June 30, 1996. The largest increase in general and administrative was due to the $3,133,000 nonrecurring charge recorded in the quarter ended June 30, 1997. The charge included costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. The other increase in general and administrative resulted from increased lease costs, reference laboratory services, temporary outsourcing of billing and collection functions for two new practice affiliations, services from consultants to assist with the implementation of streamlined office operations, temporary clerical work to assist in the expansion of the Company's existing and new service locations, and contracted services in connection with the clinical research program.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the three months ended June 30, 1997, was $41,172,000 compared to $2,892,000 for the three months ended June 30, 1996, representing an increase of $38,280,000. For the quarter ended June 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable outstanding at June 30, 1997. The additional provision is for accounts receivable that the Company does not deem to be collectible as a result of an extensive review of its outstanding accounts receivable and collection experience utilizing reports and analyses not previously available to the Company. The Company believes that the additional provision accurately reflects the collectibility of accounts receivable outstanding at June 30, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1997, was $5,210,000 compared to $3,411,000 for the three months ended June 30, 1996, representing an increase of $1,799,000 or 52.7%. Depreciation increased $1,490,000 as a result of the additional office and cancer center locations that were opened by the Company since June 30, 1996. Amortization increased $309,000 as a result of the increase in costs incurred for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the three months ended June 30, 1997, was $960,000 compared to $259,000 for the three months ended June 30, 1996, representing an increase of $701,000 or 270.7%. The increase in interest expense was due to increased borrowings under the Company's revolving credit facility (the "Revolver") and increased amounts owed to Affiliated Physician Groups arising through Service Agreement transactions.

         INCOME TAXES. The income tax benefit was $11,846,000 for the three months ended June 30, 1997, compared to an income tax provision of $3,827,000 for the three months ended June 30, 1996, representing a decrease of $15,673,000. The company intends to carry back the loss to prior year income tax returns and obtain a refund. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts was provided at the applicable federal rate.


SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         MANAGEMENT FEES. Management Fees were $134,465,000 for the six months ended June 30, 1997, compared to $100,667,000 for the six months ended June 30, 1996, representing an increase of $33,798,000 or 33.6%. The growth in Management Fees is attributable to a $49,110,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $15,312,000. The growth in Medical Practice Revenues during the six months ended June 30, 1997, is due to an increase in the number of physicians by 78 at June 30, 1997, compared to June 30, 1996; an increase in the number of service locations from 90 to 111; and growth of the revenue base from expansion of services provided at existing locations. The increase over the prior period in the number of physicians is comprised of 56 medical oncologists, eight radiation oncologists, and 14 other physicians.

         Amounts Retained by Physicians were 26.8% of Medical Practice Revenues for the six months ended June 30, 1997, compared to 25.2% of Medical Practice Revenues for the comparable period in 1996. The increase in the percentage is due to improved field office operations, primarily in Texas, where Amounts Retained by Physicians is calculated as a percentage of earnings.

         The Company's Management Fee is derived, in part, from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis, which accounted for approximately 31% and 27% of the Affiliated Physician Groups business during the six months ended June 30, 1997 and 1996, respectively. Approximately 49% and 50% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the six months ended June 30, 1997 and 1996, were from Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the six months ended June 30, 1997, were $11,022,000 compared to $5,613,000 for the six months ended June 30, 1996, representing an increase of $5,409,000, or 96.4%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and from research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. The increase in the retail pharmacy revenues is a result of the growth in the number of locations opened as of June 30, 1997, of 26 compared to 21 as of June 30, 1996.

         SALARIES AND BENEFITS. Salaries and benefits for the six months ended June 30, 1997, were $40,227,000 compared to $30,262,000 for the six months ended June 30, 1996, representing an increase of $9,965,000 or 32.9%. Salaries and benefits include certain costs of nonphysician clinical employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 27.7% for the six months ended June 30, 1997, compared to 28.5% for the comparable period in 1996. This decrease in the percentage of salaries and benefits to total revenues was due to the expansion of services in its medical oncology offices where the incremental personnel cost of providing services is less than the increase in the revenues generated. Approximately 63.8% of the physicians in the Affiliated Physician Groups managed by the Company at June 30, 1997, were medical oncologists, compared to 61.3% for the comparable period in 1996. The decrease in the percentage was offset, in part, through the increase in corporate management required to support the Company's expanded operations.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the six months ended June 30, 1997, were $46,962,000 compared to $28,388,000 for the six months ended June 30, 1996, representing an increase of $18,574,000 or 65.4%. The increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 32.3% for the six months ended June 30, 1997, compared to 26.7% for the six months ended June 30, 1996. This increase was primarily a result of a change in the mix of specialties of the Affiliated Physician Groups managed by the Company to a larger percentage of medical oncologists and overall cost increases. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1997, were $27,898,000 compared to $16,897,000 for the six months ended June 30, 1996, representing an increase of $11,001,000 or 65.1%. The percentage of general and administrative expenses to total revenues was 19.2% for the six months ended June 30, 1997, compared to 15.9% for the six months ended June 30, 1996. The largest increase in general and administrative was due to a $3,133,000 nonrecurring charge recorded in the quarter ended June 30, 1997. The charge included costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. The other increase in general and administrative resulted from increased lease costs, reference laboratory services, temporary out sourcing of billing and collection functions for two new practice affiliations, services from consultants to assist with the implementation of stream lined office operations, temporary clerical work to assist with the Company's existing and new service locations, and contracted services in connection with the clinical research program.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the six months ended June 30, 1997, was $44,483,000 compared to $4,898,000 for the six months ended June 30, 1996, representing an increase of $39,585,000. For the six months ended June 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable outstanding at June 30, 1997. The additional provision is for accounts receivable that the Company does not deem to be collectible and resulted from a review of its outstanding accounts receivable and past collection experience. The Company believes that the additional provision accurately reflects the collectibility of accounts receivable outstanding at June 30, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1997, was $10,077,000 compared to $6,643,000 for the six months ended June 30, 1996, representing an increase of $3,434,000 or 51.7%. Depreciation increased $2,842,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since June 30, 1996. Amortization increased $592,000 as a result of the increase in costs for the Affiliated Physician Groups entering into Service Agreements with the Company.

         INTEREST. Interest expense for the six months ended June 30, 1997, was $1,643,000 compared to $838,000 for the six months ended June 30, 1996, representing an increase of $805,000 or 96.1%. The increase in interest was due to increased borrowings under the Revolver and increased amounts owed to Affiliated Physician Groups arising through Service Agreement transactions.

         INCOME TAXES. The income tax benefit was $8,518,000 for the six months ended June 30, 1997, compared to an income provision of $7,205,000 for the six months ended June 30, 1996, representing a decrease of $15,723,000.
The Company intends to carry back the loss to prior year income tax returns and obtain a refund. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts was provided at the applicable federal rate.

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

         Net cash used in operations for the six months ended June 30, 1997, was $14,069,000. Net cash used in operations includes a $15,216,000 increase in income tax receivable. This cash will be received when the Company files its current year tax return which will result in a refund of the taxes paid in calendar year 1997 and the balance of the refund will be received by carrying back the remaining loss to prior year tax returns. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances aggregated approximately $11,841,000 and bear interest at a market rate (8.5 % at June 30, 1997).

         Net cash used in investing activities for the six months ended June 30, 1997, was $24,388,000. During the six months ended June 30, 1997, the Company expended $5,603,000 in partial consideration to enter into Service Agreements. The Company continued and completed the construction of cancer centers in Fort Worth, Texas; Austin, Texas; and Abilene, Texas. Construction of a cancer center commenced in Eugene, Oregon as part of a joint venture in which the Company is the general partner. These expenditures were funded primarily from borrowings under the Company's Revolver.

         Net cash flows from financing activities for the six months ended June 30, 1997, were $31,429,000. Borrowings under the Revolver were $33,000,000 and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, and for working capital purposes. During the six months ended June 30, 1997, payments of $1,761,000 were made to Affiliated Physician Groups on Company-financed notes that were issued as part of the consideration for entering into Service Agreements.

         In June 1997 the Company amended its loan agreement with Bank One Texas, N.A. as agent, NationsBank of Texas, N.A. as co-agent and six additional lenders to increase the maximum amounts available for borrowing from $90 million to $140 million; to decrease the interest rate charged on outstanding balances; to amend certain financial covenants; and to release certain collateral. The Company has the option of financing borrowings under the Revolver at either a LIBOR- based rate (LIBOR plus .70% at June 30, 1997) or at Bank One Texas, N.A.'s prime rate. The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At June 30, 1997, $33,000,000 was outstanding under the Revolver, and the entire $140 million was available for borrowing. Due to the loss reported by the Company for the quarter ended June 30, 1997, resulting from the additional provision for uncollectible accounts, additional legal expenses, and the write-off of certain deferred costs, the Company was not in compliance with certain financial covenants. The Company has obtained a waiver of these covenant violations from the bank group as it related to these nonrecurring charges.

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

RECENT DEVELOPMENTS

         On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc. entered into a comprehensive clinical development alliance with ILEX(TM) Oncology, Inc. ("ILEX") a drug development company focused exclusively on cancer. Under the terms of the agreement, the Company will refer all contract research business to ILEX. ILEX has issued to the Company 312,188 shares of ILEX common stock. In addition, ILEX will issue 314,600 shares over the next three years. ILEX will also issue up to 1,255,988 shares over the next four years contingent upon the performance of ILEX's contract clinical research business and other conditions.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-Q contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward- looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; the Company's ability to effectively collect its accounts receivable; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups, changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; diversion of management's attention from operations to respond to lawsuits against the Company; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

         On September 4, 1996, the Company was named as a defendant in a similar suit styled Charles J. Jackson v. Physician Reliance Network, Inc., Texas Oncology, P.A.; Smith Barney, Inc.; Cowen & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Piper Jaffray, Inc.; Merrick H. Reese, M.D., Individually; Joseph S. Bailes, M.D., Individually; and J. Ernest Sims, Individually, in the 214th Judicial District Court, Nueces County, Texas ("Jackson"). Through an amended pleading, Jackson purports to represent a class of all persons who purchased and presently own shares of the Company's common stock from November 1994 through September 4, 1996. Jackson asserts claims under Sections 11 and 15 of the federal Securities Act and the Texas Securities Act. J. Ernest Sims is no longer a named defendant in the Jackson action, but Randall D. Kurtz has been named as a defendant. As relief, Jackson seeks $1,380 plus interest thereon as his costs for purchasing the Company's common stock. Jackson seeks unspecified monetary damages on behalf of the class. Plaintiff Jackson joined defendants' motion to transfer venue to Dallas County. On or about April 15, 1997, the Nueces County court completed the transfer. Responsive pleadings have been filed, plaintiffs have moved for class certification, and discovery has commenced in all six suits. Class certification briefs have been filed by plaintiffs and defendants in Kaufman.

         In general, Jackson, Kaufman, and Hinerfeld assert that the Company has engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups violates federal and state law, and that certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. The Company believes that the lawsuits are without merit and intends to vigorously defend itself until these lawsuits are resolved. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those in any of this litigation. The Company has reached an agreement on all material terms of a proposed settlement with the plantiffs in Kaufman, Hinerfeld and Abendschein. This settlement is subject to preparation of documents evidencing the settlement by the court.


ITEM 2.  CHANGES IN SECURITIES.

         On June 2, 1977, the Board of Directors of the Company adopted a shareholder rights plan and, in connection therewith, declared a dividend of one Stock Purchase Right ("Right") per share of Common Stock outstanding on June 16, 1997 ("Record Date"). A Right will also accompany each share of Common Stock issued following the Record Date. Each Right, when it first becomes exercisable, entitles the holder to purchase from the Company one-hundredth of one share of Series One Junior Preferred Stock, no par value per share, at an initial exercise price of $60.00 per one-hundredth of one share, subject to adjustment. For a more detailed description of the shareholder rights plan and the Rights, refer to the Rights Agreement, dated as of June 2, 1997, between the Company and Harris Trust and Savings Bank, as Rights Agent, a copy of which is filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 1997.

         Except as described below in response to this item, no securities of the Company have been sold by the Company during the three-month period ended June 30, 1997, without registration under the Securities Act of 1933. The issuance of securities described below have been, or will be, in reliance on
Section 4(2) of the Securities Act of 1933.

         Effective March 1, 1997, the Company entered into a Purchase Agreement with Brady Allen, M.D., P.A. ("Allen") and agreed to issue Allen, as partial consideration for the assets purchased, shares of Common Stock having an aggregate value of $150,000, $50,000 of which will be issued on each of February 15, 1998, 1999, and 2000. On March 1, 1997, the Company issued 20,876 shares of Common Stock to Allen.

         Effective April 1, 1997, the Company entered into a Stock Purchase Agreement with the shareholders of Northwest Cancer Center, P.S. ("Northwest") and agreed to issue convertible promissory notes totaling $4,500,000 as partial consideration for the acquisition of Northwest, for the formation of a new company ("NEWCO") by the sellers of Northwest, and for entering into a Service Agreement between the Company and NEWCO. The promissory notes are convertible into 825,688 shares of Common Stock at any time after April 1, 1998, at the option of the Northwest shareholders. The option to acquire Common Stock expires with each of the related promissory notes representing 206,422 shares at each of March 31, 1998, 1999, 2000, and 2001.

         Effective April 1, 1997, the Company entered into a Stock Purchase Agreement with the shareholders of Puget Sound Cancer Center, P.C. ("Puget Sound") and agreed to issue convertible promissory notes totaling $4,000,000 as partial consideration for the acquisition of Puget Sound, for the formation of NEWCO by the sellers of Puget Sound, and for entering into a Service Agreement between the Company and NEWCO. The promissory notes are convertible into 752,292 shares of Common Stock effective April 1, 1998, at the option of the Puget Sound shareholders. The option to acquire Common Stock expires with each of the related promissory notes representing 188,073 shares at each of March 31, 1998, 1999, 2000, and 2001.

         Effective June 2, 1997, the Company entered into a Purchase Agreement with Bill L. Tranum, M.D., P.A. ("Tranum") and agreed to issue Tranum, as partial consideration for the assets purchased and for becoming a shareholder and employee of another Affiliated Physician Group managed by the Company, shares of Common Stock having an aggregate value of $480,000, $132,000 of which will be issued on June 2, 1998, $124,000 on June 2, 1999, $116,000 on June 2,
2000, and $108,000 on June 2, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on May 21, 1997 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect five directors, Merrick H. Reese, Joseph S. Bailes, Nancy G. Brinker, Robert W. Daly, and Boone Powell, Jr., for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the nominees for director:

        Nominee                         For                     Against/Withheld
    ------------------               ----------                 ----------------
    Merrick H. Reese                 38,548,049                       164,024
    Joseph S. Bailes                 38,548,295                       163,778
    Nancy G. Brinker                 38,548,295                       163,778
    Robert W. Daly                   38,548,549                       163,524
    Boone Powell, Jr.                38,521,438                       190,635


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.  See index to Exhibits following signatures.
         (b) The Company filed a Current Report on Form 8-K, dated June 5, 1997, to report pursuant to Item 5 the adoption of a shareholder rights plan by the Company's Board of Directors on June 2, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHYSICIAN RELIANCE NETWORK, INC.


Date:  August 19, 1997    By:      /s/ Merrick H. Reese
                                  --------------------------------------------
                                  Merrick H. Reese, President and
                                  Chief Executive Officer


                          By:      /s/ Michael N. Murdock
                                  --------------------------------------------
                                  Michael N. Murdock, Executive Vice President
                                  and Chief Financial Officer

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
     10.1        --      Amended and Restated Credit Agreement dated as of June
                         30, 1997, among Physician Reliance Network, Inc., as
                         Borrower, Bank One, Texas, N.A., NationsBank of Texas,
                         N.A., Banque Paribas, Cooperatieve Centrale
                         Raiffeisen-Boerenteenbank B.A., The Fuji Bank Limited,
                         Mellon Bank, N.A., PNC Bank, National Association and
                         Sun Trust Bank, Central Florida, N.A. (and the other
                         Lenders, If any, from time to time party hereto) as
                         Lenders.

     10.2        --      Service Agreement, dated June 30, 1997, by and between
                         Ilex Oncology, Inc. and PRN Research, Inc.
                         (incorporated by reference to Exhibit 10.4 to Ilex
                         Oncology, Inc.'s Quarterly Report on Form 10-Q for the
                         quarter ended June 30, 1997) (1)

      11         --      Statement re net income per common equivalent share.

      27         --      Financial Data Schedule

         -----------------

         (1) Confidential treatment has been requested by Ilex Oncology, Inc. to certain portions of the Exhibit.