Form 10-Q
period 1997-09-30
PHYSICIAN RELIANCE NETWORK INC
filed 1997-11-13
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For this transition period from                 to
                                    ----------------   -------------------------

                         Commission file number 0-24872



                        Physician Reliance Network, Inc.
         --------------------------------------------------------------
            (Exact Name of Registration as Specified in Its Charter)


               Texas                                          75-2495107
-------------------------------------------------        -----------------------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
                   Organization)                          Identification No.)



    5420 LBJ Freeway, Suite 900
         Dallas, Texas                                          75240
-------------------------------------------------         ----------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code:   (972) 392-8700


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        As of November 11, 1997, approximately 48,884,714 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
--------------------------------------------------------------------------------

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Results of operations for interim periods are not indicative of the results of the full year.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                    Unaudited

                                     ASSETS

                                                                  September 30,  December 31,
                                                                      1997           1996
                                                                  ------------   ------------
Current assets:
         Cash and cash equivalents                                  $   2,160      $   7,679
         Investment in common stock                                     3,746           --
         Accounts receivable, net of allowances of $50,821 and
              $19,797 at September 30, 1997 and at December 31,
              1996, respectively
                                                                       80,127         94,599
         Due from related parties                                      16,059          8,589
         Other receivables                                              1,111          1,238
         Inventories                                                    7,941          4,481
         Prepaid expenses and other                                     1,029          1,067
         Income tax receivable                                         13,183            657
         Deferred income tax                                              564            507
                                                                    ---------      ---------
                  Total current assets                                125,920        118,817
                                                                    ---------      ---------

Property and equipment:
         Land                                                          14,645         12,493
         Buildings                                                     62,092         51,511
         Furniture and equipment                                      116,881         99,162
         Construction-in-progress                                       2,321          7,898
                                                                    ---------      ---------
                                                                      195,939        171,064
         Less- accumulated depreciation                               (42,094)       (29,394)
                                                                    ---------      ---------
                  Net property and equipment                          153,845        141,670
                                                                    ---------      ---------

Investments                                                               134          1,734
Service agreements, net                                               106,192         86,216
Other assets, net                                                      10,467          6,904
                                                                    ---------      ---------
         Total assets                                               $ 396,558      $ 355,341
                                                                    =========      =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                    Unaudited

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,  December 31,
                                                                   1997         1996
                                                              -------------  ------------
Current liabilities:
         Accounts payable                                        $ 21,784     $ 21,400
         Accrued liabilities
                  Salaries and benefits                             6,187        4,739
                  Property taxes                                      976        1,283
                  Other                                             4,272        1,870
                                                                 --------     --------
                                                                   11,435        7,892

         Deferred revenue                                           3,164         --
         Due to related parties                                     3,914        6,060
         Current maturities of long-term debt                       7,938        4,696
                                                                 --------     --------
                  Total current liabilities                        48,235       40,048

Long-term debt, net of current maturities                          42,379       14,121
Construction and retainage payable                                    275          540
Deferred income taxes                                               7,338        5,856
                                                                 --------     --------
                  Total liabilities                                98,227       60,565
                                                                 --------     --------

Subordinated convertible promissory notes payable                   9,400         --

Minority interest                                                   3,481         --

Stockholders' equity:
         Common stock                                                 483          476
         Additional paid-in capital                               234,462      230,024
         Common stock to be issued, 1,630 shares and 878
           shares, respectively                                    25,568       26,962
         Retained earnings                                         24,937       37,314
                                                                 --------     --------
                  Total stockholders' equity                      285,450      294,776

                                                                 --------     --------
                  Total liabilities and stockholders' equity     $396,558     $355,341
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                    Unaudited

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------     -------------------------
                                                       1997           1996           1997            1996
                                                     ---------      ---------     ----------      ---------
Revenues:

         Medical practice revenues, net              $ 100,277      $  80,218      $ 283,952      $ 214,783
         Amounts retained by physicians                (22,817)       (20,123)       (72,027)       (54,021)
                                                     ---------      ---------      ---------      ---------
         Management fees                                77,460         60,095        211,925        160,762
         Other revenues                                  7,023          2,722         18,045          8,335
                                                     ---------      ---------      ---------      ---------
                   Total revenues                       84,483         62,817        229,970        169,097
                                                     ---------      ---------      ---------      ---------

Costs and expenses:

         Salaries and benefits                          22,471         17,586         62,698         47,847
         Pharmaceuticals and supplies                   28,815         19,511         75,777         47,899
         General and administrative                     15,030          9,999         42,928         26,896
         Provision for uncollectible accounts            3,532          2,982         48,015          7,880
         Depreciation and amortization                   5,550          4,429         15,627         11,072
         Interest expense                                1,253            282          2,896          1,121
                                                     ---------      ---------      ---------      ---------
                   Total costs and expenses             76,651         54,789        247,941        142,715

                                                     ---------      ---------      ---------      ---------
Income (loss) before taxes                               7,832          8,028        (17,971)        26,382
                                                     ---------      ---------      ---------      ---------

Provision (benefit) for income taxes:
         Current                                         2,375          2,867         (7,019)         8,889
         Deferred                                          549            305          1,425          1,488
                                                     ---------      ---------      ---------      ---------
                   Total provision (benefit) for
                   income taxes                          2,924          3,172         (5,594)        10,377

                                                     ---------      ---------      ---------      ---------
Net income (loss)                                    $   4,908      $   4,856      $ (12,377)     $  16,005
                                                     =========      =========      =========      =========

Net income (loss) per share
         (primary and fully diluted)                 $    0.10      $    0.10      $   (0.25)     $    0.34
                                                     =========      =========      =========      =========
Weighted average shares outstanding                     50,751         49,477         50,122         46,882
                                                     =========      =========      =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            ------------------------
                                                                              1997           1996
                                                                            ---------      ---------
Cash flows from operating activities:
         Net income (loss)                                                  $ (12,377)     $  16,005
         Adjustments to reconcile net income to net cash
              used in operating activities
                  Depreciation and amortization                                15,627         11,072
                  Deferred revenue                                               (936)
                  Deferred income tax, net                                      1,425          1,567
                  Provision for uncollectible accounts                         48,015          7,880
                  Gain on sale of the ambulatory surgery center                  (511)          --
                  Changes in operating assets and liabilities:
                       Increase in receivables                                (33,543)       (45,594)
                       Increase in other receivables                           (7,343)        (6,635)
                       Increase in income tax receivable                      (12,526)          --
                       (Increase) decrease in inventories and prepaids         (3,422)         1,047
                       Increase in accounts payable
                            and accrued liabilities                             3,927          3,649
                       Increase in deferred revenue                               354           --
                       Increase (decrease) in due to related party             (2,146)           374
                                                                            ---------      ---------
                            Net cash used in operating activities              (3,456)       (10,635)
                                                                            ---------      ---------


Cash flows from investing activities:
         Capital expenditures                                                 (25,016)       (47,541)
         Construction and retainage                                              (265)        (6,794)
         Excess of purchase price over fair value of assets received           (4,007)        (2,600)
         Service agreements                                                    (8,543)       (12,904)
         Sale of the ambulatory surgery center                                  1,950           --
         Other                                                                    125            147
                                                                            ---------      ---------
                  Net cash used in investing activities                       (35,756)       (69,692)
                                                                            ---------      ---------

Cash flows from financing activities:
         Proceeds from long-term borrowings                                    32,000         43,000
         Payments on long-term borrowings                                      (2,390)       (64,531)
         Minority interest                                                      3,481           --
         Issuance of common stock                                                 602        102,634
                                                                            ---------      ---------
                  Net cash provided by financing activities                    33,693         81,103
                                                                            ---------      ---------
Net increase (decrease) in cash and cash equivalents                           (5,519)           776
Cash and cash equivalents, beginning of period                                  7,679         12,405
                                                                            ---------      ---------

Cash and cash equivalents, end of period                                    $   2,160      $  13,181
                                                                            =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the nine months ended September 30, 1997, and 1996, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the nine months ended September 30, 1997, the Company acquired assets in exchange for $1,890 of notes payable, $9,400 of subordinated convertible promissory notes, and has issued or agreed to issue approximately $2,449 of common stock in connection with the execution of certain Service Agreements.

         During the nine months ended September 30, 1996, the Company acquired assets in exchange for $2,125 of common stock and a commitment to issue approximately $17,250 of common stock, and the issuance of a long-term promissory note of $6,300 in connection with the execution of certain
Service Agreements.

                                             Nine Months ended September 30,
                                            --------------------------------
                                                 1997             1996
                                            --------------   ---------------
Cash paid during the period:
    Interest, net of amount capitalized       $2,193             $  678
    Income taxes                              $5,335             $8,445


3. ILEX(TM) ONCOLOGY, INC. TRANSACTION:

         On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX(TM) Oncology, Inc. ("ILEX"), a drug development company focused exclusively on cancer. Under the terms of the agreement, the Company will refer all contract research business to ILEX. ILEX has issued to the Company 312,188 shares of ILEX common stock. In addition, ILEX will issue 314,600 shares in each of the next three years. The fair value of the shares received is reflected in Investment in common stock and Deferred revenues in the accompanying condensed consolidated balance sheets. The Deferred revenue is being amortized into income over a twelve-month period and is reflected in Other revenues in the accompanying condensed consolidated statements of income. ILEX will also issue up to 1,255,988 shares over the next four years contingent upon the performance of ILEX's contract clinical research business and other conditions.

4. COMMITMENTS:

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the three and nine months ended September 30, 1997, the Company's management fee was reduced by $386 and $727, respectively. The Company's fee was not reduced for the quarter ended September 30, 1996.

5. STOCK BASED COMPENSATION:

         Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation;" however, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation expense for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                      ------------------------    --------------------------
                                         1997          1996          1997          1996
                                      ----------    ----------    -----------   ------------
Net income (loss):
         As reported                  $    4,908    $    4,856    $  (12,377)     $   16,005
         Pro forma                    $    4,573    $    4,549    $  (13,395)     $   15,183

Earnings (loss) per common share:
         As reported                  $     0.10    $     0.10    $    (0.25)     $     0.34
         Pro forma                    $     0.09    $     0.09    $    (0.27)     $     0.32


6. EARNINGS PER SHARE:

         Net income (loss) per share (primary and fully diluted) were calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received to purchase additional shares at market value. The Company will adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," effective December 15, 1997. SFAS 128 requires the calculation of basic earnings per share be calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share be calculated using the weighted average number of shares of common stock and common stock equivalents. As required, the Company will report earnings per share in accordance with SFAS 128.

         Proforma basic earnings per share and diluted earnings per share would have been as follows:

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 ------------------      -----------------
                                  1997       1996          1997      1996
                                 -------   --------      --------   ------
Basic earnings per share         $  0.10     $0.10        $ (0.26)   $0.36
Diluted earnings per share       $  0.10     $0.10        $ (0.25)   $0.34


7. NEW ACCOUNTING STANDARDS:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996, and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

Overview

         The Company provides the management, facilities, administrative and technical support, and certain other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Company's affiliated physician groups ("Affiliated Physician Groups") provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the fee varies based upon the agreement entered into with the physician groups. The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA"). The Management Fee under this Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations. The TOPA Service Agreement represented approximately 75% of the Company's Management Fee revenue for each of the three months and nine months ended September 30, 1997. Approximately 90% of the Company's Management Fees earned for each of the three and nine months ended September 30, 1997, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, an approximately 10% were derived from Service Agreements in which the Management Fee is calculated based on a percentage of medical practice revenues.


         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                   Three Months Ended    Nine Months Ended
                                                      September 30,       September 30,
                                                   -------------------   ------------------
                                                    1997       1996       1997        1996
                                                   -------    -------    -------     ------
Revenues:

Management fees                                     91.7%      95.7%      92.2%       95.1 %
Other revenues                                       8.3        4.3        7.8         4.9
                                                   -----      -----      -----       -----
          Total revenues                           100.0      100.0      100.0       100.0

Costs and expenses:

Salaries and benefits                               26.6       28.0       27.3        28.3
Pharmaceutical and supplies                         34.1       31.1       32.9        28.3
General and administrative                          17.7       15.9       18.7        15.9
Provision for uncollectible accounts                 4.2        4.8       20.9         4.7
Depreciation and amortization                        6.6        7.1        6.8         6.5
                                                   -----      -----      -----       -----

    Income before interest expense and taxes        10.8       13.1       (6.6)       16.3
Interest expense                                     1.5        0.4        1.2         0.7
                                                   -----      -----      -----       -----

    Income before income taxes                       9.3       12.7       (7.8)       15.6
Income taxes                                         3.5        5.0       (2.4)        6.1
                                                   -----      -----      -----       -----

          Net income                                 5.8%       7.7 %    (5.4)%        9.5%
                                                   =====      =====      =====       =====


Three Months Ended September 30, 1997, Compared to the Three Months Ended September 30, 1996

         Management Fees. Management Fees were $77,460,000 for the three months ended September 30, 1997, compared to $60,095,000 for the three months ended September 30, 1996, representing an increase of $17,365,000 or 28.9%. The growth in Management Fees is attributable to a $20,059,000 increase in Medical Practice Revenues (gross billings less contractual discounts) generated by the Affiliated Physician Groups offset by an increase in amounts retained by physicians pursuant to the Service Agreements Amounts Retained by Physicians") of $2,694,000. The growth in Medical Practice Revenues is due to an increase in the number of physicians by 51 at September 30, 1997, compared to September 30, 1996; an increase in the number of service locations from 101 to 114; and growth of the revenue base from expansion of services provided at existing locations. The net increase over the prior period in the number of physicians is comprised of 38 medical oncologists, 10 radiation oncologists, and 3 other physicians Through September 30, 1997, the Company had entered into Service Agreements with physicians in Texas, Iowa, Oregon, Missouri, Washington, Maryland, Arkansas, New York, Minnesota, Illinois, and Florida.

         Since September 30, 1996, the Company has opened three full-service cancer centers that include radiation therapy services in Fort Worth, Texas (April 1997), Abilene, Texas (June 1997), and Austin, Texas (June 1997).

         Amounts Retained by Physicians were 22.8% of Medical Practice Revenues for the three months ended September 30, 1997, compared to 25.1% of Medical Practice Revenues for the comparable period in 1996. The decrease in the percentage is due primarily to certain consulting expenses incurred and shared as part of Earnings for purposes of calculating the Management Fee for the Texas practice where Amounts Retained by Physicians is calculated as a percentage of Earnings. See "--General and Administrative".

         The Company's Management Fee is derived, in part, from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis, which accounted for approximately 33% of the Affiliated Physician Groups business during the three months ended September 30, 1997.

Approximately half of the Medical Practice Revenues generated by the Affiliated Physician Groups for the three months ended September 30, 1997 and 1996, were from Medicare and Medicaid.

         Other Revenues. Other revenues for the three months ended September 30, 1997, were $7,023,000 compared to $2,722,000 for the three months ended September 30, 1996, representing an increase of $4,301,000, or 158.0%. Other revenues are derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, clinical research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies, and the recognition of revenue resulting from the common stock received from ILEX as consideration for entering into a preferred provider agreement. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. As of September 30, 1997, the Company had 26 retail pharmacy locations compared to 23 as of September 30, 1996. See Notes to Condensed Consolidated Financial Statements for a description of the transaction with ILEX.

         Salaries and Benefits. Salaries and benefits for the three months ended September 30, 1997, were $22,471,000 compared to $17,586,000 for the three months ended September 30, 1996, representing an increase of $4,885,000 or 27.8%. Salaries and benefits include certain costs of nonphysician clinical employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 26.6% for the three months ended September 30, 1997, compared to 28.0% for the comparable period in 1996.

         Pharmaceuticals and Supplies. Pharmaceuticals and supplies for the three months ended September 30, 1997, were $28,815,000 compared to $19,511,000 for the three months ended September 30, 1996, representing an increase of $9,304,000 or 47.7%. The increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 34.1% for the three months ended September 30, 1997, compared to 31.1% for the three months ended September 30, 1996. This increase was primarily due to the additional medical oncologists employed by the Affiliated Physician Groups managed by the Company at September 30, 1997, compared to September 30, 1996. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center.

         General and Administrative. General and administrative expenses for the three months ended September 30, 1997, were $15,030,000 compared to $9,999,000 for the three months ended September 30, 1996, representing an increase of $5,031,000 or 50.3%. The percentage of general and administrative expenses to total revenues was 17.7% for the three months ended September 30, 1997, compared to 15.9% for the three months ended September 30, 1996. General and administrative expenses increased $1,600,000 as a result of services rendered to the Company by consultants who assisted with the implementation of streamlined front-end and back-end office operations. The additional increase in general and administrative expenses resulted from increased lease costs, reference laboratory services, telecommunications, and maintenance and other occupancy costs to support both the Company's additional and expanded service locations.

         Provision for Uncollectible Accounts. The provision for uncollectible accounts for the three months ended September 30, 1997, was $3,532,000 compared to $2,982,000 for the three months ended September 30, 1996, representing an increase of $550,000 or 18.4%. The percentage of the provision for uncollectible accounts to total revenues was 4.2% for the three months ended September 30, 1997, compared to 4.8% for the three months ended September 30, 1996.

         Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1997, was $5,550,000 compared to $4,429,000 for the three months ended September 30, 1996, representing an increase of $1,121,000 or 25.3%. Depreciation increased $822,000 as a result of the additional office and cancer center locations that were opened by the Company since September 30, 1996. Amortization increased $299,000 as a result of the increase in costs incurred for the Affiliated Physician Groups entering into Service Agreements with the Company.

         Interest. Interest expense for the three months ended September 30, 1997, was $1,253,000 compared to $282,000 for the three months ended September 30, 1996, representing an increase of $971,000 or 344.3%. The increase in interest expense was due to increased borrowings under the Company's revolving credit facility (the "Revolver") and increased amounts owed to Affiliated Physician Groups arising through Service Agreement transactions.

         Income Taxes. Income taxes were $2,924,000 for the three months ended September 30, 1997, compared to $3,172,000 for the three months ended September 30, 1996, representing a decrease of $248,000. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts that was recorded by the Company for the quarter ended June 30, 1997, was provided for at the applicable federal rate.


Nine Months Ended September 30, 1997, Compared to the Nine Months Ended September 30, 1996

         Management Fees. Management Fees were $211,925,000 for the nine months ended September 30, 1997, compared to $160,762,000 for the nine months ended September 30, 1996, representing an increase of $51,163,000 or 31.8%. The growth in Management Fees is attributable to a $69,169,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $18,006,000. The growth in Medical Practice Revenues during the nine months ended September 30, 1997, is due to an increase in the number of physicians by 51 at September 30, 1997, compared to September 30, 1996; an increase in the number of service locations from 101 to 114; and growth of the revenue base from expansion of services provided at existing locations. The net increase over the prior period in the number of physicians is comprised of 38 medical oncologists, 10 radiation oncologists, and 3 other physicians.

         Amounts Retained by Physicians were 25.4% of Medical Practice Revenues for the nine months ended September 30, 1997, compared to 25.2% of Medical Practice Revenues for the comparable period in 1996. The increase in the percentage is due to improved field office operations, primarily in Texas, where Amounts Retained by Physicians is calculated as a percentage of earnings offset, in part, by certain management consulting expenses incurred which were included in Earnings for purposes of determining the Company's Management Fee and the related Amounts Retained by Physicians.

         The Company's Management Fee is derived, in part, from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis, which accounted for approximately 33% of the Affiliated Physician Groups business during the nine months ended September 30, 1997. Approximately half of the Medical Practice Revenues generated by the Affiliated Physician Groups for the nine months ended September 30, 1997 and 1996, were from Medicare and Medicaid.

         Other Revenues. Other revenues for the nine months ended September 30, 1997, were $18,045,000 compared to $8,335,000 for the nine months ended September 30, 1996, representing an increase of $9,710,000, or 116.5%. Other revenues are derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, clinical research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies, and the recognition of revenue resulting from the common stock received from ILEX as consideration for entering into a preferred provider agreement. The Company's pharmacy locations provide convenient oncologic and pain management pharmaceuticals to patients. As of September 30, 1997, the Company had 26 retail pharmacy locations as compared to 23 as of September 30, 1996. See Notes to Condensed Consolidated Financial Statements for a description of the transaction with ILEX.

         Salaries and Benefits. Salaries and benefits for the nine months ended September 30, 1997, were $62,698,000 compared to $47,847,000 for the nine months ended September 30, 1996, representing an increase of $14,851,000 or 31.0%. Salaries and benefits include certain costs of nonphysician clinical employee expenses paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups. The percentage of salaries and benefits to total revenues was 27.3% for the nine months ended September 30, 1997, compared to 28.3% for the comparable period in 1996. This decrease in the percentage of salaries and benefits to total revenues was due to the expansion of services in medical oncology offices and the development of the retail pharmacy business line where the incremental personnel cost of generating the revenues is less than the increase in the revenues generated.

         Pharmaceuticals and Supplies. Pharmaceuticals and supplies for the nine months ended September 30, 1997, were $75,777,000 compared to $47,899,000 for the nine months ended September 30, 1996, representing an increase of $27,878,000 or 58.2%. The increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 32.9% for the nine months ended September 30, 1997, compared to 28.3% for the nine months ended September 30, 1996. This increase was primarily due to the additional medical oncologists employed by the Affiliated Physician Groups managed by the Company at September 30, 1997, compared to September 30, 1996. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated in a cancer center.

         General and Administrative. General and administrative expenses for the nine months ended September 30, 1997, were $42,928,000 compared to $26,896,000 for the nine months ended September 30, 1996, representing an increase of $16,032,000 or 59.6%. The percentage of general and administrative expenses to total revenues was 18.7% for the nine months ended September 30, 1997, compared to 15.9% for the nine months ended September 30, 1996. The largest increases in general and administrative was due to a $3,133,000 nonrecurring charge recorded in the three months ended June 30, 1997 and due to approximately $1,800,000 in expenses incurred from services rendered to the Company by consultants who assisted with the implementation of streamlined front-end and back-end office operations. The charge during the three months ended June 30, 1997, included costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. The other increase in general and administrative resulted from increased lease costs, reference laboratory services, temporary clerical work, telecommunications, and maintenance and other occupancy costs to support the Company's additional service locations. In addition, general and administrative expenses increased as a result of temporary outsourcing of billing and collection functions for two new practice affiliations and legal expenses related to pending shareholder and other litigation incurred before the nonrecurring charge.

         Provision for Uncollectible Accounts. The provision for uncollectible accounts for the nine months ended September 30, 1997, was $48,015,000 compared to $7,880,000 for the nine months ended September 30, 1996, representing an increase of $40,135,000. During the three months ended June 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable. The additional provision was for accounts receivable that the Company does not deem to be collectible and resulted from a review of its outstanding accounts receivable and past collection experience. The Company believes that the additional provision accurately reflects the collectibility of accounts receivable outstanding at September 30, 1997.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1997, was $15,627,000 compared to $11,072,000 for the nine months ended September 30, 1996, representing an increase of $4,555,000 or 41.1%. Depreciation increased $3,648,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since September 30, 1996. Amortization increased $907,000 as a result of the increase in costs for the Affiliated Physician Groups entering into Service Agreements with the Company.

         Interest. Interest expense for the nine months ended September 30, 1997, was $2,896,000 compared to $1,121,000 for the nine months ended September 30, 1996, representing an increase of $1,775,000 or 158.3%. The increase in interest was due to increased borrowings under the Revolver and increased amounts owed to Affiliated Physician Groups arising through Service Agreement transactions.

         Income Taxes. The income tax benefit was $5,594,000 for the nine months ended September 30, 1997, compared to an income provision of $10,377,000 for the nine months ended September 30, 1996, representing a decrease of $15,971,000. The Company intends to carry back the loss to prior year income tax returns and obtain a refund. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts was provided at the applicable federal rate.

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

         Net cash used in operations for the nine months ended September 30, 1997, was $3,456,000. Net cash used in operations includes a $12,526,000 increase in income tax receivable. This cash will be received when the Company files its current year tax return which will result in a refund of the taxes paid in calendar year 1997, and the balance of the refund will be received by carrying back the remaining loss to prior year tax returns. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances increased approximately $7,470,000 since December 31, 1996. These advances bear interest at a market rate (8.5 % at September 30, 1997).

         Net cash used in investing activities for the nine months ended September 30, 1997, was $35,756,000. During the nine months ended September 30, 1997, the Company expended $8,543,000 in partial consideration to enter into Service Agreements. The Company continued and completed the construction of cancer centers in Fort Worth, Texas; Austin, Texas; and Abilene, Texas. Construction of a cancer center commenced in Eugene, Oregon as part of a joint venture in which the Company is the general partner. These expenditures were funded primarily from borrowings under the Company's Revolver.

         Net cash flows from financing activities for the nine months ended September 30, 1997, were $33,693,000. Borrowings under the Revolver at September 30, 1997, were $32,000,000 and were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with management service agreement transactions, and for working capital purposes. During the nine months ended September 30, 1997, payments of $2,390,000 were made to Affiliated Physician Groups on Company-financed notes that were issued as part of the consideration for entering into Service Agreements.

         The Company's Revolver provides for maximum borrowings of $140 million. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at September 30, 1997) or at Bank One Texas, N.A.'s prime rate. The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At September 30, 1997, $32,000,000 was outstanding under the Revolver, and the entire $140 million was available for borrowing.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that the unused borrowing capacity under the Revolver will be sufficient to meet its needs in the near-term. The Company does not anticipate raising capital through offerings of common stock to the public in the near-term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1998, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.

Forward-Looking Statements/Risk Factors

         This Form 10-Q contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company' actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; the Company's ability to effectively collect its accounts receivable; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups, changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; diversion of management's attention from operations to respond to lawsuits against the Company; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------------------------------------------------------------

         In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA. This lawsuit asserts various claims, including claims of monopolization, conspiracy to monopolize, attempted monopolization, unfair competition, and tortious interference with actual and prospective contractual relationships. Methodist is seeking both injunctive relief and unspecified monetary and punitive damages. This matter is set for trial in March 1998. The Company has denied each of Methodist's claims, believes this lawsuit is without merit, and intends to vigorously defend itself. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those asserted by Methodist.

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

         On September 4, 1996, the Company was named as a defendant in a suit styled Charles J. Jackson v. Physician Reliance Network, Inc., Texas Oncology, P.A.; Smith Barney, Inc.; Cowen & Co., Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Piper Jaffray, Inc.; Merrick H. Reese, M.D., Individually; Joseph
S. Bailes, M.D., Individually; and J. Ernest Sims, Individually, in the 214th Judicial District Court, Nueces County, Texas ("Jackson"). Through an amended pleading, Jackson purports to represent class of all persons who purchased and presently own shares of the Company's common stock from November 1994 through September 4, 1996. Jackson asserts claims under Sections 11 and 15 of the federal Securities Act and the Texas Securities Act. J. Ernest Sims is no longer a named defendant in the Jackson action, but Randall D. Kurtz has been named as a defendant. As relief, Jackson seeks $1,380 plus interest thereon as his costs for purchasing the Company's common stock. Jackson seeks unspecified monetary damages on behalf of the class. In April 1997, the Jackson action was transferred to Dallas County.

         On October 1, 1997, an amended complaint was filed in the Kaufman action. The amended complaint added Alan Hinerfeld and Charles J. Jackson as plaintiffs, added as defendants Merrill Lynch, Pierce, Fenner & Smith, Incorporated; Smith Barney, Inc.; Piper Jaffray, Inc.; and Cowen & Company; and purports to represent a class of all persons who purchased or otherwise acquired the Company's common stock during the period January 2, 1996 through October 28, 1996.

         In general, Jackson, Kaufman, and Hinerfeld assert that the Company failed to disclose that it has engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups violates federal and state law, and that certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. The Company is not aware of any governmental actions to assert claims against TOPA or the Company similar to those in any of this litigation.

         Although the Company believes Jackson, Kaufman and Hinerfeld are without merit, the Company has reached a preliminary settlement agreement with the plaintiffs in Jackson, Kaufman and Hinerfeld. On October 1, 1997, an order preliminarily approving this settlement was entered in the United States District Court for the Northern District of Texas, Dallas Division. The terms of the settlement require the Company to pay $1,975,00 and this amount already has been taken as a charge to the Company's earnings. Notice of the settlement has been distributed to members of the settlement class and a final hearing is scheduled on December 16, 1997, at which the court will be asked to approve the proposed settlement and dismiss all lawsuits with prejudice. If the settlement is approved, all members of the settlement class, other than those who opt out of the settlement, will be barred from prosecuting, pursuing or litigating any claims asserted in the Jackson, Kaufman and Hinerfeld. Although there is no guarantee that the settlement will be approved, the Company is not aware of a reason that the settlement will not be approved.



Item 2.  Changes in Securities.
--------------------------------------------------------------------------------

         Except as described below in response to this item, no securities of the Company have been sold by the Company during the three-month period ended September 30, 1997, without registration under the Securities Act of 1933. The issuances of securities described below have been, or will be, in reliance on
Section 4(2) of the Securities Act of 1933.

         Effective June 23, 1997, the Company entered into an Asset Purchase Agreement with Flavio Kruter, M.D. ("Kruter") and agreed to issue Kruter, as partial consideration for the assets purchased, shares of the Company's common stock ("Common Stock") having an aggregate value of $700,000, $350,000 of which will be issued on May 1, 1999, and $175,000 of which will be issued on each of May 1, 2000 and 2001.

         Effective July 1, 1997, the Company entered into an Asset Purchase Agreement with Regional Oncology/Hematology Associates, P.A. ("ROHA"), and Arnold J. Miller, D.O., and Gorge G. Otoya, M.D. and agreed to issue a subordinated convertible note totaling $900,000 as partial consideration for the assets purchased. The subordinated convertible note is convertible into 66,666 shares of Common Stock at the option of the ROHA shareholders at any time after June 1, 2000. The option to acquire Common Stock expires on June 30, 2000, concurrent with the maturity of the subordinated convertible note.


Item 6.  Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

         (a) Exhibits. See Index to Exhibits following signatures.
         (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHYSICIAN RELIANCE NETWORK, INC.



Date:  November 13, 1997               By:
                                          --------------------------------------
                                          John T. Casey,
                                          Chief Executive Officer


                                        By:
                                           -------------------------------------
                                           Michael N. Murdock, Executive
                                           Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number                           Description
--------------    --------------------------------------------------------------
   10.1           Form of employment agreement entered into by the
                  Registrant with Messrs. Casey, French, Murdock, and
                  McGinn and with Dr. Bailes.
   11             Statement re net income per common equivalent share.
   27             Financial Data Schedule

         -----------------