Form 10-K
period 1997-12-31
PHYSICIAN RELIANCE NETWORK INC
filed 1998-03-30
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number 0-24872

                        PHYSICIAN RELIANCE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                        75-2495107
--------------------------------               ----------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

5420 LBJ Freeway, Suite 900
Dallas, Texas                                               75240
-----------------------------------            -----------------------------
(Address of principal executive                (Zip Code)
offices)

       Registrant's telephone number, including area code: (972) 392-8700

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
               Series One Junior Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 1998, 49,195,000 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was approximately $515,219,000 (based upon the closing sale price of the Common Stock on The Nasdaq Stock Market's National Market on March 24, 1998 of $13.375 per share). For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 12, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Physician Reliance Network, Inc. (the "Company") provides the management services, facilities and equipment, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient oncology care. As of December 31, 1997, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, Illinois, Florida, and New Mexico and provided its services to 326 physicians. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology.

         The Company was incorporated under the laws of the State of Texas in June 1993. In October 1993, the Company consummated a series of transactions (the "Reorganization"), resulting in the reorganization of certain limited partnerships and a corporation affiliated with Texas Oncology, P.A. (collectively referred to as the "Predecessor Entities"). The Predecessor Entities had been formed by Texas Oncology, P.A. ("TOPA"), a professional association then comprised of approximately 61 physicians, and its physicians and management personnel, to acquire real estate, construct physician offices and cancer centers, and equip the offices and cancer centers for use by TOPA physicians in providing services to their patients. In connection with the Reorganization, the Company and TOPA entered into a service agreement, the terms of which required the Company to provide TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of pharmaceuticals and supplies. For the years ended December 31, 1997, 1996, and 1995, approximately 63%, 85%, and 97%, respectively, of the Company's revenues were derived from services provided to TOPA. See "--Service Agreements."

         The Company's principal executive offices are located at 5420 LBJ Freeway, Suite 900, Dallas, Texas, 75240, and its telephone number at that address is (972) 392-8700. The Company transacts business directly and indirectly through its wholly owned subsidiaries, TOPS Pharmacy Services, Inc. ("TOPS") and PRN Research, Inc. ("PRN Research"), and through Innovative Medical Communications, Inc. ("IMC") in which the Company owns an 80% interest. Unless the context otherwise requires, references herein to the Company include its subsidiaries.

PHYSICIAN MANAGEMENT SERVICES

         The Company's primary business is providing the management services, equipment, and facilities necessary for the operation of a physician group practice principally engaged in the diagnosis and treatment of cancer. The services provided by the Company are concentrated in the following three areas:

         FINANCIAL SERVICES. The Company provides the physician groups with whom the Company contracts the capital necessary to develop and equip cancer centers and physician offices and the billing and accounts receivable management services necessary to deal with complex reimbursement requirements. The Company also combines the purchasing power of numerous physicians with respect to medical supplies, equipment, and pharmaceuticals.

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

         PHYSICIAN OFFICES. At December 31, 1997, the Company operated 74 full-time physician offices located in 46 cities in twelve states. The physician's office is where a patient interacts most frequently with an oncologist. A typical physician's office is staffed with two medical oncologists and nine support personnel. The support personnel include nurses, lab and radiology technicians, and patient service coordinators. Physician offices also contain the equipment necessary to administer single agent chemotherapy. By contrast, multi-agent and multi-modality chemotherapies are generally performed in the Company's cancer centers. Additional services that may be offered at a physician's office include routine diagnostic services, patient evaluation and management services, and coordination of care and ancillary services such as laboratory, x-ray, and pharmacy services.

         CANCER CENTERS. At December 31, 1997, the Company operated 23 cancer centers, had two additional new centers under development, two cancer centers under development to replace existing facilities, and one cancer center undergoing expansion. Each of the Company's cancer centers is designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient. Among the many services offered at a cancer center, in addition to medical oncology and radiation therapy services, are diagnostic radiology, patient education and support services, infusion chemotherapy, pharmacy services, and nutritional counseling. In addition, the typical cancer center has community rooms, facilities for patient meetings and patient self-help programs, counseling areas, and training facilities. Each of the Company's free-standing cancer centers is equipped with at least one linear accelerator and a simulator that is used to plan radiation treatment, a pharmacy, and a laboratory. Most of the cancer centers have infusion areas where chemotherapy lasting several hours can be administered and infusion rooms where more complex chemotherapies, which historically required hospitalization, can be administered.

         A typical cancer center has two medical oncologists, one radiation oncologist, and eight support personnel for each physician. The support personnel include nurses, lab and radiology technicians, a physicist, a pharmacist, and patient service coordinators.

         The Company's cancer centers are either free-standing or located adjacent to an acute care hospital. The Company's free-standing cancer centers generally are located in close proximity to other health care providers. The cancer centers located adjacent to an acute care hospital are located in Tyler, Texas (Mother Francis Hospital), Dallas, Texas (Baylor University Medical Center), Arlington, Texas (South Arlington Hospital), Midland, Texas (Midland Memorial Hospital), North Dallas, Texas (Columbia Hospital at Medical City Dallas), and Beaumont, Texas (Sisters of Charity of the Incarnate Word). The Company is currently constructing new free-standing cancer centers to replace its existing cancer centers in Eugene, Oregon and Columbia, Missouri which are currently located adjacent to an acute care hospital. The Company's largest cancer center is the Sammons Cancer Center located adjacent to Baylor University Medical Center ("BUMC") in Dallas, Texas. The Sammons Cancer Center is staffed by 19 medical oncologists, three gynecological oncologists, three radiation oncologists, and four diagnostic radiologists. Services offered at this center that are not offered at most of the Company's other cancer centers include breast diagnostic imaging, gynecological oncology, outpatient bone marrow and stem cell transplantation, and high dose chemotherapy with stem cell transplant support.

RETAIL PHARMACY SERVICES

         At December 31, 1997, the Company operated 27 pharmacies and had five additional pharmacies under development. Each of the Company's pharmacies are located within the Company's physician offices or cancer centers. These pharmacies offer a full range of cancer pharmaceuticals and supplies from a variety of manufacturers. Each pharmacy is managed by a registered pharmacist and employs additional support staff.

         The pharmacies are licensed as retail pharmacies. The Company's pharmaceutical services include preparation of (i) chemotherapy products administered in the Company's facilities; (ii) research medications; (iii) chemotherapy-related retail prescriptions; and (iv) pharmaceuticals for ambulatory infusion and home infusion. Clinical services provided by the pharmacies include monitoring drug interactions; educating patients; providing drug information to physicians, nurses, and patients; and ongoing drug utilization reviews.

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

         On June 30, 1997, the Company, through PRN Research entered into a comprehensive clinical development alliance (the "Ilex Agreement") with Ilex
(TM) Oncology, Inc. ("Ilex"), a drug development company focused exclusively on cancer. See "-- Service Agreements."

SERVICE AGREEMENTS

         The Company provides services and facilities and equipment for physicians under long-term service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is typically the sole and exclusive manager of all day-to-day business functions of physicians employed by Affiliated Physician Groups, providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Specifically, the Company, among other things, (i) prepares annual financial statements; (ii) purchases inventories and supplies; (iii) manages billing and collecting; (iv) supervises and maintains custody of files and records; (v) performs clerical, accounting, and computer services functions; (vi) advises on public relations and advertising; and (vii) assists in the recruitment of physicians. In return, the Company receives a monthly fee. The Service Agreements generally have 40 year initial terms with automatic five-year extensions thereafter unless either party gives notice to the other not to renew prior to the expiration of the term. The Service Agreements are not terminable earlier by the Affiliated Physician Groups except in the event of the Company's bankruptcy or a material breach of the Service Agreement. In addition, an operating board is formed under each of the Service Agreements. The operating board has equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, approves certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the oncology network and related facilities.

         Effective June 30, 1997, the Company entered into the Ilex Agreement. Ilex is a contract research organization ("CRO") that focuses exclusively on research of cancer-related pharmaceuticals. Under the terms of the Ilex Agreement, the Company has agreed that its sites can be used for trials managed or sponsored by Ilex, and Ilex has agreed to promote the Company as a preferred vendor for clinical trial sites. The Company has also agreed to promote Ilex as the preferred CRO for clinical trials; provide scientific review services to Ilex to evaluate proposed clinical trials; and assist in clinical trials design. In addition, the Company has the right of first refusal to participate to the maximum extent possible in all trials managed or sponsored by Ilex. As consideration for entering into the Ilex Agreement, the Company received 312,188 shares of Ilex common stock. The

Company will also receive 314,000 additional shares of Ilex common stock in each of 1998, 1999, and 2000. In addition, the Company will receive up to 1,255,988 additional shares should Ilex meet certain operational financial targets. The Ilex Agreement terminates December 31, 2007.

COMPETITION

         The business of providing management services to physicians is highly competitive. The Company is aware of several competitors focusing exclusively on the management of oncology practices and several other health care companies providing at least some management services to oncologists. In addition, there are numerous other companies, including hospitals, large medical group practices, health maintenance organizations, and insurance companies, that are expanding their presence in the physician management market. Some of the Company's competitors have longer operating histories and significantly greater resources than the Company.

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

         Approximately 35% of the revenues of the Affiliated Physician Groups is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in government reimbursement regulations, policies, practices, interpretations, or statutes could adversely affect the operations of the Company. The federal Medicare program is based on a system of reimbursement for physician services, known as the resource based relative value scale schedule ("RBRVS"). The Company expects that annual adjustments to RBRVS payment levels and other future changes in Medicare reimbursement will continue to result in a reduction from historical levels in the per-patient Medicare revenue received by the Affiliated Physician Groups.

         The laws of many states prohibit business corporations such as the Company from practicing medicine, employing physicians to practice medicine, or engaging in activities such as fee-splitting with physicians. The Company does not employ physicians to practice medicine, does not represent to the public or its clients that it offers medical services, and does not control the clinical aspects of the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine and that its receipt of a management fee for services provided to the Affiliated Physician Groups does not violate laws prohibiting certain fee-splitting arrangements. The laws in most states regarding fee-splitting and the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance if challenged. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the structure of the Company's relationships with physician groups.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. The applicability of the Anti-kickback Statute and other related state and federal statutes to business relationships and transactions such as exist between the Company and the Affiliated Physician Groups has not been subject to any significant judicial or regulatory interpretation. The Company believes that its receipt of payments from physician groups for services provided pursuant to the Service Agreements does not violate the Anti-kickback Statute since the Company does not receive remuneration for, nor is it in a position to make or influence, the referrals of patients or services reimbursed under government programs to the Affiliated Physician Groups. To the extent the Company is deemed to be either a referral source or a separate provider under the Service Agreements and to receive referrals from physicians, it could be subject to scrutiny and prosecution for any violation of the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by fines of up to $25,000 per violation, and exclusion from participation in the Medicare or Medicaid programs, and imprisonment for up to five years. In addition, the U.S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In 1991, in part to address concerns regarding the breadth of the Anti-kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Additional safe harbors were published in 1993 offering new protections under the Anti- kickback Statute to eight activities, including referrals within group practices consisting of active investors. Compliance with the safe harbors is not required; however, financial relationships that do not fit within a safe harbor are subject to government scrutiny and potential prosecution under the broad prohibition of the Anti-kickback Statute. Although the Company believes that its operations are in material compliance with the Anti-kickback Statute, such operations do not fit within any of the existing safe harbors in part because the aggregate annual payment to the Company under the Service Agreements is not established in advance but, rather, is based on a predetermined formula.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). These prohibitions commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include diagnostic radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetic and orthotic devices, orthotics, prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral, and $100,000 for participation in a "circumvention scheme." Proposed regulations implementing Stark II were published in January 1998 and will likely become effective in 1998. To the extent that the Company or any of its Affiliated Physician Groups is deemed to be subject to the prohibitions contained in Stark II, the Company believes its activities fall within the permissible activities defined in Stark II.

         In performing administrative billing and collection services for the Affiliated Physician Groups, the Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid, or other third-party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the Anti-kickback Statute and Stark II should also be prosecuted as violations of the federal False Claims Act. Although the Company believes that it has procedures to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company's best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

EXECUTIVE OFFICERS

         The following table sets forth information concerning executive officers of the Company.

       NAME                 AGE                            POSITION
----------------------      ---       --------------------------------------------------------
John T. Casey                52       Chairman and Chief Executive Officer

Merrick H. Reese, M.D.       60       Vice Chairman
O. Edwin French              51       President and Chief Operating Officer

Joseph S. Bailes, M.D.       42       Executive Vice President and National Medical Director
Michael N. Murdock           43       Executive Vice President and Chief Financial Officer

George P. McGinn, Jr.        41       Executive Vice President and General Counsel and Secretary

         JOHN T. CASEY has been Chairman of the Board and Chief Executive Officer of the Company since October, 1997. Mr. Casey has been active in healthcare leadership roles for over 25 years. Mr. Casey served as president and chief operating officer of American Medical International ("AMI") from 1991 until 1995, when that company was acquired by Tenet Healthcare. Prior to 1991, Mr. Casey served as chief executive officer of several large regional healthcare systems, including Samaritan Health Services in Phoenix, Methodist Health Systems in Memphis, and Presbyterian/St. Luke's Medical Center in Denver. From 1995 until joining the Company, Mr. Casey was chairman and chief executive officer of InteCare ("InteCare"), an entrepreneurial venture.

         MERRICK H. REESE, M.D. has been a director of the Company since its formation in June 1993 and Vice Chairman of the Company since October 1997.
Dr. Reese served as Chairman of the Board, President, and Chief Executive Officer of the Company from its formation until October 1997. Dr. Reese has been president and a director of TOPA, a physician professional association and affiliate of the Company, since 1983. Dr. Reese received his medical degree from The University of Texas Southwestern Medical School at Dallas in 1963 and is a board certified medical oncologist.

         O. EDWIN FRENCH has been President and Chief Operating Officer of the Company since October 1997. From 1995 until joining the Company, Mr. French was President of an international hospital consulting company focusing on improving efficiency and reducing costs at hospitals. From 1992 through 1995, Mr. French served as senior vice-president of AMI. Prior to 1992, Mr. French served in executive management positions of several large regional healthcare systems, including Samaritan Health Services in Phoenix, Methodist Health Systems in Memphis, and Presbyterian/St. Luke's Medical Center in Denver.

         JOSEPH S. BAILES, M.D. has been a director, Executive Vice President, and National Medical Director of the Company since its formation in June 1993. Since 1986, Dr. Bailes has been employed as a medical oncologist by TOPA. Dr. Bailes received his medical degree from The University of Texas Southwestern Medical School at Dallas in 1981 and is a board certified medical oncologist. Dr. Bailes is also a director of Texas Regional Bancshares, Inc.

         MICHAEL N. MURDOCK has been an Executive Vice President and the Company's Chief Financial Officer since June 1997. From 1995 to June 1997,
Mr. Murdock was Chief Financial Officer of InteCare. Prior to 1995, Mr. Murdock held various positions with AMI.

         GEORGE P. MCGINN, JR. has been Executive Vice President and General Counsel of the Company since May 1995, and Secretary since May 1996. For 10 years prior to May 1995, Mr. McGinn was engaged in the private practice of law with Bass, Berry & Sims PLC in Nashville, Tennessee.

EMPLOYEES

         At December 31, 1997, the Company had 1,192 employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in approximately 66,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in August 2001. The Company's financial services operations are located in approximately 22,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in January 2001.

         At December 31, 1997, the Company operated 23 cancer centers, had two cancer centers under development, two cancer centers under development to replace existing facilities, and one cancer center undergoing expansion. Of the 23 cancer centers operated by the Company, 12 are owned by the Company and 11 are operated pursuant to lease agreements. The lease agreements for the cancer centers are operating leases with a term of ten years, except for the Tyler Cancer Center which has a lease term of 15 years and the Las Cruces Cancer Center which has a lease term expiring in December 1999. Of the 23 cancer centers operated by the Company, seven were acquired as existing cancer centers and 16 have been developed by the Company. The following table contains information concerning the Company's cancer centers.

                                      SIZE                         OWNED/
                 LOCATION         (SQUARE FEET)    DATE OPENED     LEASED
                 --------         -------------    -----------     ------
Plano, Texas(1)..................      19,730       March 1988     Owned
Sherman, Texas(1)................      24,541      October 1988    Owned
Paris, Texas(1)..................      21,800      November 1992   Owned
Longview, Texas(1)...............      24,800        May 1993      Owned
Odessa, Texas(1).................      29,400        June 1994     Leased
Tyler, Texas(2)..................      18,400       August 1994    Leased
McAllen, Texas(1)................      32,300       August 1994    Owned
Dallas, Texas(2).................     105,000       August 1994    Leased
Arlington, Texas(2)..............      21,900      December 1994   Leased
Midland, Texas (2)...............      18,500       April 1995     Leased
Brownsville, Texas(1)............      21,100        May 1995      Owned
Mesquite, Texas(1)...............      28,000     September 1995   Owned
Southwest Dallas, Texas(1).......      28,000     September 1995   Owned
North Dallas, Texas(2)...........      52,400      October 1995    Leased
El Paso, Texas(1)................      34,600       April 1996     Owned
Las Cruces, New Mexico(1)........       7,200       April 1996     Leased
El Paso, Texas(1)................      29,200        June 1996     Owned

                                      SIZE                         OWNED/
        LOCATION                   (SQUARE FEET)    DATE OPENED     LEASED
        --------                   -------------    -----------     ------
Columbia, Missouri(3)..........        6,500       April 1997      Leased
Fort Worth, Texas(1)...........       22,513       April 1997      Owned
Abilene, Texas(1)..............       21,958        May 1997       Owned
Austin, Texas(1)...............       21,924        June 1997      Leased
Eugene, Oregon(3)..............        6,767        June 1997      Leased
Beaumont, Texas(2).............       12,559      November 1997    Leased

(1)      Denotes a free-standing cancer center.
(2)      Denotes a cancer center located adjacent to an acute care hospital.
(3) Denotes a cancer center that is currently located adjacent to an acute care hospital. A free-standing facility in the area is currently under construction by the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The provision of medical services and the conduct of clinical trials by physician groups with which the Company contracts entail an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the Company purchases and resells pharmaceutical products and related medical supplies, it faces the risk of product liability claims. The Company from time to time is a party to claims, suits, or complaints relating to services and products provided by the Company or physicians to whom the Company provides services. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the Service Agreements, the Affiliated Physician Groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against Affiliated Physician Groups or the Company could, however, have a material adverse effect on the Company. Except as provided below, the Company is not, and in 1997 was not, subject to claims or legal actions which, upon resolution, the Company believes could have a material adverse effect on the Company's financial position, results of operations or liquidity.

         METHODIST HOSPITALS. In March 1998, the Company, TOPA, and Methodist Hospitals of Dallas ("Methodist") reached a preliminary agreement to settle the previously disclosed lawsuit filed by Methodist in March 1996 in the District Court of Dallas County, Texas, asserting various claims, including antitrust and tort claims. Under the terms of the agreement, Methodist has agreed to release the Company and TOPA from any liability and the lawsuit, including all claims related thereto, will be dismissed with prejudice. As part of the settlement, the Company and TOPA have agreed to limit the expansion of certain services and the number of physicians in Dallas County. The Company and TOPA believe that such limitations will not materially adversely affect the Company's or TOPA's results of operations or growth plans. Although the essential terms of the settlement have been agreed to, final documents have not been signed and there is no guarantee that final documents will be signed.

         JACKSON, KAUFMAN AND HINERFELD. As previously disclosed, the Company reached an agreement to settle the lawsuits identified as Jackson, Kaufman and Hinerfeld. In January and February, 1998, these cases were dismissed with prejudice and all members of the settlement class became barred from prosecuting, pursuing or litigating any claims asserted in Jackson, Kaufman and Hinerfeld.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Common Stock is traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "PHYN." The following table sets forth the range of high and low bid prices of the Common Stock for each of the years ended December 31, 1997 and 1996, as reported on the Nasdaq National Market. Prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1996.

         1996                                  HIGH                  LOW
                                              ------                ------
         First Quarter ................       $23.63                $18.63
         Second Quarter ...............        27.50                 19.25
         Third Quarter ................        22.75                 10.50
         Fourth Quarter ...............        15.50                  4.75

         1997
         First Quarter ................       $ 9.00                $ 5.06
         Second Quarter ...............        10.69                  5.00
         Third Quarter.................        11.44                  7.81
         Fourth Quarter................        12.88                  9.25

         As of March 24, 1998, there were approximately 590 shareholders of record and approximately 6,000 beneficial shareholders of the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and expansion of the Company's business. In addition, the Company's revolving credit facility does not currently permit the payment of cash dividends.

         All securities of the Company that have been sold by the Company during the fiscal year ended December 31, 1997, without registration under the securities Act of 1933, as amended, have been previously disclosed in the Company's Quarterly Reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables set forth selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data for the years ended September 30, 1993 and 1994, the three months ended December 31, 1994, and the years ended December 31, 1995, 1996, and 1997 have been derived from the consolidated financial statements of the Predecessor Entities and the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the three months ended December 31, 1993, has been derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for that period.



                                                      PREDECESSOR                     COMPANY
                                                        ENTITIES     -------------------------------------------
                                                     --------------                        THREE MONTHS ENDED
                                                       YEAR ENDED      YEAR ENDED             DECEMBER 31,
                                                      SEPTEMBER 30,  SEPTEMBER 30,     -------------------------
                                                          1993            1994            1993            1994
                                                     --------------  -------------     ---------       ---------
STATEMENT OF INCOME DATA:
   Medical practice revenues, net ..................   $  59,726       $  86,313       $  17,707       $  34,346
   Amounts retained by physicians ..................     (21,614)        (30,343)         (5,919)        (12,672)
                                                       ---------       ---------       ---------       ---------
   Management fees .................................      38,112          55,970          11,788          21,674
   Other revenues ..................................       1,808           3,270             281           1,510
                                                       ---------       ---------       ---------       ---------
      Total revenues ...............................      39,920          59,240          12,069          23,184
   Salaries and benefits ...........................      12,436          18,866           3,988           6,750
   Pharmaceuticals and supplies ....................      10,653          15,996           3,190           5,674
   General and administrative ......................       8,527          10,554           2,130           4,763
   Provision for uncollectible accounts ............       1,718           4,164             821           1,796
   Reorganization ..................................         647(1)           --              --              --
   Depreciation and amortization ...................       1,783           2,487             512           1,253
                                                       ---------       ---------       ---------       ---------
    Income (loss) before interest, taxes, and
        extraordinary item .........................       4,156           7,173           1,428           2,948
   Interest expense ................................       1,276           1,682             377             604
                                                       ---------       ---------       ---------       ---------
    Income (loss) before income taxes and
        extraordinary item .........................       2,880           5,491           1,051           2,344
   Income tax provision (benefit) ..................         371           3,128(2)        1,388(2)          929
                                                       ---------       ---------       ---------       ---------
      Income (loss) before extraordinary item ......       2,509           2,363            (337)          1,415
   Extraordinary item ..............................          --            (302)(3)          --              --
                                                       ---------       ---------       ---------       ---------
   Net income (loss) ...............................   $   2,509       $   2,061       $    (337)      $   1,415
                                                       =========       =========       =========       =========
EARNINGS PER SHARE: (4) (5)
Basic:
   Per share income (loss) before extraordinary
      item..........................................                   $    0.12       $   (0.01)      $    0.05
   Per share extraordinary item ....................                   $   (0.02)             --              --
     Per share net income (loss) ...................                   $    0.10       $   (0.01)      $    0.05
 Diluted:
   Per share income (loss) before extraordinary
      item .........................................                   $    0.08       $   (0.01)      $    0.04
   Per share extraordinary item ....................                   $   (0.01)             --              --
     Per share net income (loss) ...................                   $    0.07       $   (0.01)      $    0.04

BALANCE SHEET DATA:
  Working capital ..................................   $   1,276       $  19,484       $  23,162       $  28,378
  Total assets .....................................      40,583          85,923          47,937          98,886
  Long-term debt and capital lease obligations .....      19,554          38,838          22,725              --
  Redeemable convertible preferred
     stock .........................................          --          24,400          10,000              --
  Stockholders' equity .............................       8,653           5,995           3,498          80,622



                                                                    COMPANY
                                                     -----------------------------------
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                     -----------------------------------
                                                        1995        1996          1997
                                                     ---------    ---------    ---------
STATEMENT OF INCOME DATA:
   Medical practice revenues, net .................. $ 190,664    $ 296,907    $ 387,391
   Amounts retained by physicians ..................   (61,442)     (72,414)     (96,183)
                                                     ---------    ---------    ---------
   Management fees .................................   129,222      224,493      291,208
   Other revenues ..................................     8,051       13,826       26,227
                                                     ---------    ---------    ---------
      Total revenues ...............................   137,273      238,319      317,435
   Salaries and benefits ...........................    37,778       66,879       86,862
   Pharmaceuticals and supplies ....................    33,605       70,822      105,758
   General and administrative ......................    25,777       37,988       57,606
   Provision for uncollectible accounts ............     8,483       11,030       51,703
   Reorganization ..................................        --           --           --
   Depreciation and amortization ...................     7,653       15,894       21,017
                                                     ---------    ---------    ---------
    Income (loss) before interest, taxes, and
        extraordinary item .........................    23,977       35,706       (5,511)
   Interest expense ................................       672        1,939        4,107
                                                     ---------    ---------    ---------
    Income (loss) before income taxes and
        extraordinary item .........................    23,305       33,767       (9,618)
   Income tax provision (benefit) ..................     9,190       13,271       (2,386)
                                                     ---------    ---------    ---------
      Income (loss) before extraordinary item ......    14,115       20,496       (7,232)
   Extraordinary item ..............................        --           --           --
                                                     ---------    ---------    ---------
   Net income (loss) ............................... $  14,115    $  20,496    $  (7,232)
                                                     =========    =========    =========
EARNINGS PER SHARE: (4) (5)
Basic:
   Per share income (loss) before extraordinary
      item.......................................... $    0.35    $    0.44    $   (0.14)
   Per share extraordinary item ....................        --           --           --
     Per share net income (loss) ................... $    0.35    $    0.44    $   (0.14)
 Diluted:
   Per share income (loss) before extraordinary item $    0.34    $    0.43    $   (0.14)
   Per share extraordinary item ....................        --           --           --
     Per share net income (loss) ................... $    0.34    $    0.43    $   (0.14)

BALANCE SHEET DATA:
  Working capital .................................. $  52,626    $  78,769    $  78,721
  Total assets .....................................   204,633      355,341      400,634
  Long-term debt and capital lease obligations .....    26,973       14,121       49,961
  Redeemable convertible preferred
     stock .........................................        --           --           --
  Stockholders' equity .............................   145,734      294,776      290,304



(1)  Amount represents cost incurred in connection with the Reorganization.
(2) Amount includes $1,250 of deferred taxes for the assets acquired during the Reorganization.
(3) Amount represents early retirement of debt as of March 1994 in connection with consolidating substantially all of the Company's indebtedness under a single credit facility. The amount is net of a deferred tax benefit of $156.
(4) Per share data for the periods prior to the fiscal year ended September 30, 1994, is not presented because there is no reasonable basis to estimate the number of shares of Common Stock that would have been outstanding in these periods. Per share data presented for periods prior to the year ended December 31,1996, has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1996. See Note 12 of Notes to the Company's Consolidated Financial Statements.
(5) Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" and replaces primary and basic earnings per share previously reported.
     See Note 9 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company provides the management services, facilities and equipment, administrative and technical support, and other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The Affiliated Physician Groups provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues provided under its Service Agreements with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the Management Fee earned by the Company varies by each Service Agreement.

         The Company's most significant service agreement is with TOPA ("Texas Service Agreement"). The Management Fee under the Texas Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations. The Texas Service Agreement represented approximately 68% and 85% of the Company's Management Fees for the years ended December 31, 1997, and 1996, respectively. Approximately 93% and 90% of the Company's Management Fees earned for each of the years ended December 31, 1997, and 1996, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, and approximately 7% and 10%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of the medical practice revenues of the Affiliated Physician Group.

         The following table summarizes the derivation of Management Fees for the periods indicated (in thousands).

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                -----------------------------------
                                                   1995         1996         1997
                                                ---------    ---------    ---------
Medical Practice Revenues, net ............     $ 190,664    $ 296,907    $ 387,391
Amounts Retained by Physicians ..............     (61,442)     (72,414)     (96,183)
                                                ---------    ---------    ---------
  Management Fees ...........................   $ 129,222    $ 224,493    $ 291,208
                                                =========    =========    =========

         The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                 YEARS ENDED
                                                 DECEMBER 31,
                                           ------------------------
                                            1995     1996      1997
                                           ------   ------    -----
 Management fees                             94.1%    94.2%    91.7%
 Other revenues                               5.9      5.8      8.3
                                           ------   ------    -----
     Total revenues                         100.0    100.0    100.0
 Salaries and benefits                       27.5     28.1     27.4
 Pharmaceutical and supplies                 24.5     29.7     33.3
 General and administrative                  18.8     15.9     18.1
 Provision for uncollectible accounts         6.2      4.6     16.3
 Depreciation and amortization                5.5      6.7      6.6
                                           ------   ------    -----
   Income (loss) before interest expense
       and taxes                             17.5     15.0     (1.7)
 Interest expense                             0.5      0.8      1.3
                                           ------   ------    -----
   Income (loss) before income taxes         17.0     14.2     (3.0)
 Income tax provision (benefit)               6.7      5.5     (0.7)
                                           ------   ------    -----
     Net income (loss)                       10.3%     8.6%    (2.3)%
                                           ======   ======    =====


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         MANAGEMENT FEES. Management Fees were $291,208,000 for the year ended December 31, 1997, compared to $224,493,000 for the year ended December 31, 1996, representing an increase of $66,715,000, or 29.7%. The growth in Management Fees is attributable to a $90,484 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $23,769,000. The growth in Medical Practice Revenues during the year ended December 31, 1997, is attributable to an increase in the number of physicians by 36 from 290 to 326; an increase in the number of service locations from 106 to 121; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 28 medical oncologists, six radiation oncologists, and two other physicians.

         In 1997, the Company opened three full-service cancer centers that include radiation therapy services in Fort Worth, Texas (April 1997), Abilene, Texas (June 1997), and Austin, Texas (June 1997). In addition, the Company began providing radiation technical services through the operation of existing radiation therapy facilities in Columbia, Missouri (April 1997), Eugene, Oregon (June 1997), and Beaumont, Texas (November 1997). These radiation technical services provided at the Eugene and Beaumont facilities are being provided through joint ventures with hospitals in these markets where the Company acts as the general partner. A full-service cancer center is currently under construction in Eugene, Oregon to consolidate the medical oncology and radiation oncology practices.

         Amounts Retained by Physicians were 24.8% of Medical Practice Revenues for the year ended December 31, 1997, compared to 23.4% of Medical Practice Revenues for the comparable period in 1996. Beginning January 1, 1997, the Company has guaranteed that the Amounts Retained by Physicians will be at least $5,195,000 under the terms of the Service Agreement with the Company's Minnesota physician group provided that certain targets are met. For the year ended December 31, 1997, the Company paid an additional $847,000 to the Minnesota physician group and, therefore, reduced its Management Fee pursuant to such guarantee.

         Management Fees derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during the year ended December 31, 1997. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the year ended December 31, 1997, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the year ended December 31, 1997, were $26,227,000 compared to $13,826,000 for the year ended December 31, 1996, representing an increase of $12,401,000, or 89.7%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, revenues attributable to the Company's 80 percent interest in IMC, the Company's equity interest in ILEX, and interest income. The increase in other revenues was primarily attributable to the development and expansion of existing business within the Company's retail pharmacy and research lines of business. Other revenues also increased as a result of revenues derived from IMC, a company that provides educational services and publications to physicians, and the receipt of 312,000 shares of common stock of ILEX, a pharmaceutical research company, in connection with the execution of the Ilex Agreement.

         SALARIES AND BENEFITS. Salaries and benefits for the year ended December 31, 1997, were $86,862,000 compared to $66,879,000 for the year ended December 31, 1996, representing an increase of $19,983,000, or 29.9%. Salaries and benefits include costs of clinical nonphysician employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was attributable to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 27.4% for the year ended December 31, 1997, compared to 28.1% for the comparable period in 1996. This decrease is primarily attributable to the increase in Other Revenues where the increased revenues were greater than the incremental increase in salary and benefit expenses.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the year ended December 31, 1997, were $105,758,000 compared to $70,822,000 for the year ended December 31, 1996, representing an increase of $34,936,000, or 49.3%. The dollar increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and breast diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 33.3% for the year ended December 31, 1997, compared to 29.7% for the year ended December 31, 1996. This increase was primarily the result of an increased number of medical oncology practices managed by the Company in 1997 as compared to 1996. During 1996, the Company added 61 medical oncologists, and their operations are fully reflected in 1997 as compared to 1996. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated by other physicians, such as radiation oncologists, since the primary form of treatment performed by the medical oncologist is through infusion therapy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1997, were $57,606,000 compared to $37,988,000 for the year ended December 31, 1996, representing an increase of $19,618,000, or 51.6%. The percentage of general and administrative expenses to total revenues was 18.1% for the year ended December 31, 1997, compared with 15.9% for the year ended December 31, 1996. During 1997, the Company recorded a $3,133,000 nonrecurring charge which included costs for legal and other expenses related to the shareholder litigation that was settled in January 1998 and the antitrust litigation that was settled in March 1998, and the write-off of certain deferred costs. In addition, the Company incurred fees of $2,558,000 in 1997 for consulting services designed to improve medical office operations. The other increase in general and administrative expenses resulted from increased lease costs, reference laboratory services, temporary clerical work, telecommunications, and maintenance and other occupancy costs to support the Company's additional service locations.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the year ended December 31, 1997, was $51,703,000 compared to $11,030,000 for the year ended December 31, 1996, representing an increase of $40,673,000. During 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable. The additional provision was for accounts receivable that the Company does not deem to be collectible and resulted from a review of its outstanding accounts receivable and past collection experiences and practices. The Company believes that the current provision accurately reflects the collectibility of accounts receivable outstanding at December 31, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1997, was $21,017,000 compared to $15,894,000 for the year ended December 31, 1996, representing an increase of $5,123,000, or 32.2%. Depreciation increased $4,352,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since 1996. Amortization increased $771,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements. These costs are amortized over the term of the related Service Agreements.

         INTEREST. Interest expense for the year ended December 31, 1997, was $4,107,000 compared to $1,939,000 for the year ended December 31, 1996, representing an increase of $2,168,000, or 111.8%. The increase in interest expense was attributable to increased amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements. In addition, the Company borrowed funds under its revolving line of credit (the "Revolver") during 1997 to finance its capital expenditures, amounts paid to Affiliated Physician Groups under the terms of the Service Agreements and the related asset purchase agreements, and for working capital purposes. During April 1996, the Company completed a public offering of Common Stock and used the net proceeds of approximately $102,470,000 to finance such expenditures in 1996 and to repay amounts outstanding at that time under the Revolver.

         INCOME TAXES. The income tax benefit for the year ended December 31, 1997, was $2,386,000 compared to an income tax provision of $13,271,000 for the year ended December 31, 1996, representing a decrease of $15,657,000, or 118.0%. The Company intends to carry back the loss reported for the year ended December 31, 1997, to prior year income tax returns and obtain a refund. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates, except that the additional provision for uncollectible accounts was provided at the applicable federal rate only.


YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         MANAGEMENT FEES. Management Fees were $224,493,000 for the year ended December 31, 1996, compared to $129,222,000 for the year ended December 31, 1995, representing an increase of $95,271,000, or 73.7%. The growth in Management Fees is attributable to a $106,243,000 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $10,972,000. The growth in Medical Practice Revenues during the year ended December 31, 1996, is due to an increase in the number of physicians by 84 from 206 to 290; an increase in the number of service locations from 73 to 106; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 61 medical oncologists, nine radiation oncologists, and 14 other physicians.

         In 1996, the Company opened a cancer center in El Paso, Texas (June
1996) and assumed the operations of existing cancer centers in El Paso, Texas (April 1996) and Las Cruces, New Mexico (April 1996).

         Amounts Retained by Physicians were 24.4% of Medical Practice Revenues for the year ended December 31, 1996, compared to 32.2% of Medical Practice Revenues for the comparable period in 1995. This decrease is due to the expansion of services offered through the Company's existing facilities, the change in calculating the Management Fee under the Texas Service Agreement, and the addition of new Service Agreements.

         Management Fees derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups business during the year ended December 31, 1996. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the year ended December 31, 1996, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the year ended December 31, 1996, were $13,826,000 compared to $8,051,000 for the year ended December 31, 1995, representing an increase of $5,775,000, or 71.7%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies, and interest income. The increase in other revenues is primarily a result of the growth in the number of retail pharmacy locations opened as of December 31, 1996, to 24 compared to 21 as of December 31, 1995, and the development of the 12 pharmacy locations that were opened during 1995.

         SALARIES AND BENEFITS. Salaries and benefits for the year ended December 31, 1996, were $66,879,000 compared to $37,778,000 for the year ended December 31, 1995, representing an increase of $29,101,000, or 77.0%. Salaries and benefits include costs of clinical nonphysician employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 28.1% for the year ended December 31, 1996, compared to 27.5% for the comparable period in 1995. Beginning in April 1996, the Company also increased its management infrastructure to support its development of a national presence. In addition, a larger percentage of the physicians and related services added since December 31, 1995, are medical oncologists for which revenue enhancements related to the development and integration of the oncology business through the addition of cancer centers have not yet occurred. Approximately 64.1% of the physicians in the Affiliated Physician Groups managed by the Company at December 31, 1996, were medical oncologists, compared to 60.6% for the comparable period in 1995. The increase in the percentage of medical oncologists during the year ended December 31, 1996, is a result of the Company's focus on the development of and entry into new geographical markets where the Company intends to develop integrated oncology networks in the future.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1996, were $37,988,000 compared to $25,777,000 for the year ended December 31, 1995, representing an increase of $12,211,000, or 47.4%. The increase in general and administrative expenses resulted from increased lease costs, reference laboratory services, telecommunications, and maintenance and other occupancy costs to support both the Company's additional and expanded service locations. The percentage of general and administrative expenses to total revenues was 15.9% for the year ended December 31, 1996, compared to 18.8% for the year ended December 31, 1995. The decrease in the percentage is due to the addition of enhanced services at the Company's practice site locations, primarily during the latter half of 1995, that did not result in corresponding increases in general and administrative expenses.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the year ended December 31, 1996, was $11,030,000 compared to $8,483,000 for the year ended December 31, 1995, representing an increase of $2,547,000 or 30.0%. The provision for uncollectible accounts represents the Company's estimate of current collection experience.

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

         INTEREST. Interest expense for the year ended December 31, 1996, was $1,939,000 compared to $672,000 for the year ended December 31, 1995, representing an increase of $1,267,000, or 188.5%. The increase in interest expense was due to increased amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements with the Company. In addition, the Company borrowed funds under the Revolver at the beginning of 1996, which amounts were repaid using proceeds from the Company's public offering of Common Stock in April 1996. No amounts were outstanding under the Revolver at December 31, 1996.

         INCOME TAXES. Income taxes were $13,271,000 for the year ended December 31, 1996, compared to $9,190,000 for the year ended December 31, 1995, representing an increase of $4,081,000, or 44.4%. Federal income taxes were provided on the taxable income of the Company at 35%, and state income taxes were provided using the applicable statutory rates then in effect.


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

                                                     1996 QUARTER ENDED                          1997 QUARTER ENDED
                                         -----------------------------------------   ------------------------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         MAR. 31     JUNE 30   SEPT. 30   DEC. 31    MAR. 31    JUNE 30     SEPT. 30   DEC. 31
                                         --------   --------   --------   --------   --------   --------    --------   --------
 STATEMENT OF INCOME DATA:
     Total ...........................   $ 49,710   $ 56,570   $ 62,817   $ 69,222   $ 72,773   $ 72,714    $ 84,483   $ 87,465
     Income (loss) before
        income taxes .................      8,551      9,803      8,028      7,385      8,426    (34,229)      7,832      8,353
     Net incom .......................      5,173      5,976      4,856      4,491      5,098    (22,383)      4,908      5,145


 NET INCOME (LOSS) PER SHARE:
     Net income (loss) per
        common share (1)(3)
           Basic .....................   $   0.12   $   0.13   $   0.10   $   0.09   $   0.10   $  (0.44)   $   0.10   $   0.10
           Fully diluted .............       0.12       0.13       0.10       0.09       0.10      (0.44)       0.10       0.10
     Weighted average shares
       outstanding (1)(3)
           Basic .....................     42,514     46,658     48,494     48,857     50,550     50,562      50,599     50,735
           Fully diluted .............     43,545     47,689     49,141     49,307     50,733     50,562      51,051     51,324

 OPERATING DATA:
     Medical practice revenues .......   $ 63,440   $ 71,125   $ 80,218   $ 82,124   $ 87,260   $ 91,986    $ 97,972   $110,223
     Number of physicians(2) .........        225        240        275        290        299        318         326        326
     Number of full time
        physician offices (2) ........         48         53         60         64         64         66          68         74
     Number of cancer
        centers(2) ...................         16         17         17         17         17         22          22         23
     Number of states ................          7          9         10         11         11         11          12         12

(1) Per share and share data presented for the quarter ended March 31, 1996, have been restated to reflect a two-for- one stock split that was effected in the form of a stock dividend on June 10, 1996.

(2)      At period end.

(3) Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," and replaces primary and basic earnings per share previously reported. See Note 9 of the Notes to the Company's Consolidated Financial Statements.


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

         Net cash provided by operations for the year ended December 31, 1997, was $6,705,000. Net cash provided by operations includes an $8,158,000 increase in income tax receivable. This cash will be received when the Company files its current year tax return, which will result in a refund of the taxes paid in calendar year 1997. The balance of the refund will be received by carrying back the remaining loss to prior year tax returns. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances increased approximately $6,723,000 to $15,312,000 at December 31, 1997, as compared to $8,589,000 at December 31, 1996. These advances bear interest at a market rate (8.5% at December 31, 1997).

         Net cash used in investing activities for the year ended December 31, 1997, was $39,345,000. During the year ended December 31, 1997, the Company paid approximately $8,467,000 to Affiliated Physician Groups in connection with entering into Service Agreements. The Company contributed $4,058,000 for a 50% general partner interest in a limited partnership formed to construct a new cancer center in Eugene, Oregon. The Company also completed the construction of cancer centers in Fort Worth, Texas; Austin, Texas; and Abilene, Texas. In addition to the cancer center in Eugene, Oregon, the Company commenced construction of new cancer centers in Maplewood, Minnesota, and Columbia, Missouri. These expenditures were funded primarily from borrowings under the Revolver.

         Net cash flows from financing activities for the year ended December 31, 1997, were $27,733,000. At December 31, 1997, borrowings under the Revolver were $32,000,000, which were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with management service agreement transactions, and for working capital purposes. During the year ended December 31, 1997, payments of $4,698,000 were made to Affiliated Physician Groups on Company-financed notes that were issued as part of the consideration for entering into Service Agreements.

         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at December 31, 1997) or at Bank One Texas, N.A.'s prime rate (8.5% at December 31, 1997). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At December 31, 1997, $32,000,000 was outstanding under the Revolver, and $108,000,000 was available for borrowing.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that the unused borrowing capacity under the Revolver will be sufficient to meet its needs; and, therefore, the Company does not anticipate raising capital through offerings of common stock to the public in the near- term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1998, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.

YEAR 2000 COMPLIANCE

         The Company is dependent upon its computer systems to bill patients for services rendered by the Affiliated Physician Groups and to accumulate and report the related revenues and expenses of Affiliated Physician Groups. The Company's principal patient accounting system is not currently capable of processing year 2000 transactions; however, the vendor is currently addressing the modifications that are required to make the system operational for the year 2000. In addition, the Company is currently installing a new general ledger, materials management, and accounts payable system that is year 2000 compatible. This new financial system is expected to be fully installed and operational by the third quarter of 1998. The Company does not believe the costs to make their patient accounting systems and other ancillary computer systems operational for the year 2000 will be material and such costs will be funded through operations or working capital advances under the Revolver.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-K contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward- looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; the Company's ability to effectively collect its accounts receivable; increases in the costs of pharmaceuticals; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS                                         PAGE
-----------------------------                                         ----
Report of Independent Public Accountants                                22

Consolidated Balance Sheets as of December 31, 1996 and 1997            23

Consolidated Statements of Income for the Years Ended                   25
  December 31, 1995, 1996, and 1997

Consolidated Statements of Stockholders' Equity for the                 26
  Years Ended December 31, 1995, 1996, and 1997

Consolidated Statements of Cash Flows for the                           27
  Years Ended December 31, 1995, 1996, and 1997

Notes to Consolidated Financial Statements                              28



INDEX TO FINANCIAL STATEMENT SCHEDULES
--------------------------------------

Report of Independent Public Accountants                                44

Schedule II - Reserves for Uncompensated Care                           45


For selected quarterly financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of Operations by Quarter" beginning on page 12 hereof.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:

We have audited the accompanying consolidated balance sheets of Physician Reliance Network, Inc. (a Texas corporation - Note 1) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, 1996, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Reliance Network, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, 1996, and 1997, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP


Dallas, Texas,
    February 6, 1998

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS


                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                            1996         1997
                                                                         ---------    ---------
Current assets:
    Cash and cash equivalents                                            $   7,679    $   2,772
    Investment in common stock, net of valuation allowance of
   $1,131 at December 31, 1997                                                  --        2,301
    Accounts receivable, net of allowances of $19,797 and
      $49,818 at December 31, 1996 and 1997, respectively                   94,599       87,160
    Due from related parties                                                 8,589       15,312
    Other receivables                                                        1,238        2,855
    Inventories                                                              4,481        8,078
    Prepaid expenses and other                                               1,067        1,445
    Income tax receivable                                                      657        8,815
    Deferred income tax                                                        507        1,089
                                                                         ---------    ---------
                 Total current assets                                      118,817      129,827
                                                                         ---------    ---------
Property and equipment:
    Land                                                                    12,493       15,240
    Buildings                                                               51,511       62,084
    Furniture and equipment                                                 99,162      121,363
    Construction-in-progress                                                 7,898          472
                                                                         ---------    ---------
                                                                           171,064      199,159
    Less- Accumulated depreciation                                         (29,394)     (46,676)
                                                                         ---------    ---------
          Net property and equipment                                       141,670      152,483
                                                                         ---------    ---------

Investments                                                                  1,734        4,717
Service agreements, net of accumulated amortization of $2,387
    and $4,959 at December 31, 1996 and 1997, respectively                  86,383      104,773
Excess of purchase price over the fair value of net assets
    acquired, net of accumulated amortization of $525 and $866
    at December 31, 1996 and 1997, respectively                              5,751        7,793
Other assets, net                                                              986        1,041
                                                                         ---------    ---------
                 Total assets                                            $ 355,341    $ 400,634
                                                                         =========    =========




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     (In thousands, except per share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                        1996        1997
                                                                     ---------   ---------
Current liabilities:
    Accounts payable                                                 $  21,400   $  24,380
    Accrued liabilities-
        Salaries and benefits                                            4,739       7,969
        Other                                                            3,153       3,262
                                                                     ---------   ---------
                                                                         7,892      11,231

    Deferred revenue                                                        --       1,904
    Due to related parties                                               6,060       4,908
    Current maturities of long-term debt                                 4,696       8,138
    Current maturities of capital lease obligations                         --         545
                                                                     ---------   ---------
                         Total current liabilities                      40,048      51,106

Long-term debt, net of current maturities                               14,121      42,009
Capital lease obligations, net of current maturities                        --         377
Subordinated convertible promissory notes                                   --       7,275
Construction and retainage payable                                         540         275
Deferred income taxes                                                    5,856       9,042

Minority interest                                                           --         246
                                                                     ---------   ---------
                         Total liabilities                              60,565     110,330
                                                                     ---------   ---------

Commitments and contingencies

Stockholders' equity:
    Series A and B preferred stock, 10,000 shares authorized,
        no shares issued or outstanding                                     --          --
    Series One Junior preferred stock, 500 shares authorized,
        no shares issued or outstanding                                     --          --
    Common stock, no par value, $.01 stated value per
        share, 150,000 shares authorized, 47,631 and 48,999 shares
        issued at December 31, 1996 and 1997, respectively                 476         490
    Additional paid-in capital                                         230,024     240,543
    Common stock to be issued, 1,351 shares                             26,962      19,885
    Valuation adjustment - Investment in common stock                       --        (696)
    Retained earnings                                                   37,314      30,082
                                                                     ---------   ---------
                         Total stockholders' equity                    294,776     290,304
                                                                     ---------   ---------
                 Total liabilities and stockholders' equity          $ 355,341   $ 400,634
                                                                     =========   =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                               ----------------------------------
                                                                  1995        1996         1997
                                                               ---------   ---------    ---------
Revenues:
   Management fees                                             $ 129,222   $ 224,493    $ 291,208
   Other revenues                                                  8,051      13,826       26,227
                                                               ---------   ---------    ---------
               Total revenues                                    137,273     238,319      317,435
                                                               ---------   ---------    ---------
Costs and expenses:
   Salaries and benefits                                          37,778      66,879       86,862
   Pharmaceuticals and supplies                                   33,605      70,822      105,758
   General and administrative                                     25,777      37,988       57,606
   Provision for uncollectible accounts                            8,483      11,030       51,703
   Depreciation and amortization                                   7,653      15,894       21,017
   Interest expense                                                  672       1,939        4,107
                                                               ---------   ---------    ---------
               Total costs and expenses                          113,968     204,552      327,053
                                                               ---------   ---------    ---------
Income (loss) before taxes                                        23,305      33,767       (9,618)
Provision (benefit) for income taxes:
   Current                                                         4,006      12,213       (5,425)
   Deferred                                                        5,184       1,058        3,039
                                                               ---------   ---------    ---------
               Total provision (benefit) for income taxes          9,190      13,271       (2,386)
                                                               ---------   ---------    ---------

Net income (loss)                                              $  14,115   $  20,496    $  (7,232)
                                                               =========   =========    =========

Net income (loss) per common share
   Basic                                                       $    0.35   $    0.44    $   (0.14)
                                                               =========   =========    =========
   Diluted
                                                               $    0.34   $    0.43    $   (0.14)
                                                               =========   =========    =========

Weighted average shares outstanding
   Basic                                                          40,462      46,643       50,635
                                                               =========   =========    =========
   Diluted                                                        41,012      47,433       50,635
                                                               =========   =========    =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                      VALUATION
                                                                     ADJUSTMENT -
                         COMMON STOCK        ADDITIONAL   COMMON    INVESTMENT IN
                    ---------------------     PAID-IN    STOCK TO       COMMON     RETAINED   SUBSCRIPTION
                      SHARES      AMOUNT      CAPITAL    BE ISSUED      STOCK      EARNINGS    RECEIVABLE     TOTAL
                    ---------   ---------    ---------   ---------    ---------    ---------   ----------   ---------
Balance,
December 31, 1994      37,708   $     377    $  84,142   $      --    $      --    $   2,703   $  (6,600)   $  80,622


Issuance of
   common stock         4,000          40       37,743          --           --           --          --       37,783

Common stock to
   be issued               --          --           --       6,814           --           --          --        6,814

Net income                 --          --           --          --           --       14,115          --       14,115

Payment on
   common stock
   subscribed              --          --           --          --           --           --       6,400        6,400
                    ---------   ---------    ---------   ---------    ---------    ---------   ---------    ---------

Balance,
December 31, 1995      41,708         417      121,885       6,814           --       16,818        (200)     145,734

Issuance of
   common stock         5,923          59      108,139      (1,602)          --           --          --      106,596

Common stock to
   be issued               --          --           --      21,750           --           --          --       21,750

Net income                 --          --           --          --           --       20,496          --       20,496

Payment on
   common stock
   subscribed              --          --           --          --           --           --         200          200
                    ---------   ---------    ---------   ---------    ---------    ---------   ---------    ---------


Balance,
December 31, 1996      47,631         476      230,024      26,962           --       37,314          --      294,776

Issuance of
   common stock         1,368          14       10,519      (9,341)          --           --          --        1,192

Common stock to
   be issued               --          --           --       2,264           --           --          --        2,264

Net loss                   --          --           --          --           --       (7,232)         --       (7,232)
Valuation
   adjustment -
   Investment in
     common stock          --          --           --          --         (696)          --          --         (696)
                    ---------   ---------    ---------   ---------    ---------    ---------   ---------    ---------

Balance,
December 31, 1997      48,999   $     490    $ 240,543   $  19,885    $    (696)   $  30,082   $      --    $ 290,304
                    =========   =========    =========   =========    =========    =========   =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                     -----------------------------------
                                                                        1995         1996         1997
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                 $  14,115    $  20,496    $  (7,232)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
           Depreciation and amortization                                 7,810       15,894       21,017
           Deferred income taxes                                         5,104        1,058        3,039
           Writedown of accounts receivable and certain assets              --           --       40,655
           Undistributed earnings of investments                             9           --         (437)
           Gain on sale of investment in ambulatory surgery center          --           --         (511)
           Amortization of deferred revenues                                --           --       (1,716)
           Changes in operating assets and liabilities-
             Increase in accounts receivable, net                      (28,888)     (44,743)     (32,905)
             (Increase) decrease in other receivables                       30       (5,860)     (16,498)
             Increase in inventories and prepaid expenses               (3,449)        (294)      (3,975)
             Increase in accounts payable and accrued liabilities        8,449       12,501        6,420
             Increase (decrease) in due to related party                (2,241)       4,955       (1,152)
                                                                     ---------    ---------    ---------
                   Net cash provided by operating activities               939        4,007        6,705
                                                                     ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures                                                (49,572)     (58,203)     (27,582)
   Construction and retainage                                            2,362       (6,966)        (265)
   Service agreements                                                  (13,627)     (21,131)      (9,593)
   Capital contributions to limited partnership                             --           --       (4,058)
   Proceeds received from sale of investment in ambulatory
       surgery center                                                       --           --        1,950
   Other                                                                (1,918)      (2,774)         203
                                                                     ---------    ---------    ---------
                 Net cash used in investing activities                 (62,755)     (89,074)     (39,345)
                                                                     ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from long-term borrowings                                   30,731       36,000       32,000
   Payments on long-term borrowings                                     (9,978)     (58,329)      (4,698)
   Long-term debt issuance costs                                            --           --         (333)
   Issuance of common stock                                             36,570      102,470          764
   Proceeds from subscription receivable                                 6,400          200           --
                                                                     ---------    ---------    ---------
                 Net cash provided by financing activities              63,723       80,341       27,733
                                                                     ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                     1,907       (4,726)      (4,907)
Cash and cash equivalents, beginning of period                          10,498       12,405        7,679
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of period                             $  12,405    $   7,679    $   2,772
                                                                     =========    =========    =========


Cash paid during the period:
   Interest, net of amount capitalized                               $     330    $   1,561    $   3,248
   Income taxes                                                          4,069        7,355        2,951


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Amounts in thousands except per share information)

1.  ORGANIZATION:

General

    Physician Reliance Network, Inc. ("PRN" or the "Company") was formed by Texas Oncology P.A. ("TOPA") in June 1993. The Company provides the management services, facilities and equipment, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully-integrated network of outpatient oncology care. The Company also operates directly and indirectly through its wholly-owned subsidiaries TOPS Pharmacy Services, Inc. and PRN Research, Inc. and through its 80 percent interest in Innovative Medical Communications, Inc.

    As of December 31, 1997, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, Illinois, Florida, and New Mexico and provided its services to 326 physicians.

Service Agreements

    The Company enters into service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is the sole and exclusive manager of all day-to-day business functions of the Affiliated Physician Groups providing facilities, equipment, supplies, support personnel, and management and financial advisory services. In return, the Company receives a monthly fee. The Service Agreements generally have 40 year initial terms with automatic five-year extensions thereafter unless either party gives notice not to renew to the other prior to the expiration term. The Service Agreements generally are not terminable earlier by the Affiliated Physician Groups except in the event of the Company's bankruptcy or material breach of the Service Agreement.

    The Company's most significant Service Agreement is with TOPA, and it accounted for approximately 97%, 85%, and 63% of the Company's management fee revenue for the years ended December 31, 1995, 1996, and 1997, respectively.

2.  SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

    The consolidated financial statements include the accounts of PRN and its subsidiaries for the years ended December 31, 1995, 1996, and 1997. All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current year presentation.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

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

Accounts Receivable

    Accounts receivable represent receivables from patients and other third-party payors for medical services provided by the Affiliated Physician Groups. Generally, under the terms of the Service Agreements, the Company purchases the accounts receivable outstanding at the end of each month from the Affiliated Physician Groups, net of estimated allowances. Therefore, accounts receivable are a function of medical practice revenues (gross billings less estimated contractual and other adjustments, "Medical Practice Revenues") rather than the management fee earned by the Company ("Management Fee").

    Accounts receivable are stated net of an allowance for uncollectibles, which is charged to operations or to the Affiliated Physician Group under Service Agreements, as appropriate, based on an evaluation of potential losses.

Due from Related Parties

    The Company has advanced to certain of its Affiliated Physician Groups, primarily TOPA, amounts needed for working capital purposes primarily to assist with the development of new markets. The advances bear interest at a rate negotiated by the Company and the Affiliated Physician Groups, which approximates the prime lending rate (8.50% at December 31, 1997).

Inventories

    Inventories consist of pharmaceuticals and medical supplies and are carried at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, generally 25 years for buildings and ranging from 3 to 10 years for furniture and equipment. Depreciation expense was $7,037, $13,090, and $17,442 for the years ended December 31, 1995, 1996, and 1997, respectively. Maintenance costs and repairs are expensed as incurred. Interest costs incurred during the construction of major capital additions are capitalized as property. The Company capitalized interest costs of approximately $78 for the year ended December 31, 1996. No interest was capitalized for the year ended December 31, 1997.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Management Service Agreements and Excess of Purchase Price Over the Fair Values of Net Assets Acquired

    The Company pays certain Affiliated Physician Groups amounts as consideration for entering into a Service Agreement. These costs are amortized over the initial term of the related Service Agreement and are reflected as Service agreements in the accompanying consolidated balance sheets. The Company has acquired certain businesses and paid amounts in excess of the fair value of the net assets received. The amounts recorded for excess of purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over 20 years and are reflected as Excess of purchase price over the fair value of net assets acquired in the accompanying consolidated balance sheets.

Construction and Retainage Payable

    Construction and retainage payable are reflected as long-term liabilities since these costs are expected to be financed with long-term debt.

Management Fees

    Management fees represent Medical Practice Revenues less amounts retained by physicians. The amounts retained by physicians represent the contractual amounts retained by Affiliated Physician Groups under Service Agreements and are used by the Affiliated Physician Groups to provide physician salaries, benefits, malpractice, and other expenses incidental to their practice.

    The following table summarizes the derivation of Management Fees for the years ended December 31, 1995, 1996, and 1997.

                                             YEARS ENDED
                                             DECEMBER 31,
                                 -----------------------------------
                                    1995         1996         1997
                                 ---------    ---------    ---------
Medical Practice Revenues.....   $ 190,664    $ 296,907    $ 387,391
Amounts Retained by
 Physicians...................     (61,442)     (72,414)     (96,183)
                                  --------    ---------    ---------
  Management Fees.............   $ 129,222    $ 224,493    $ 291,208
                                 =========    =========    =========


   Medical Practice Revenues include amounts expected to be collected from government-sponsored health care programs (principally Medicare and Medicaid). Approximately 35%, of Medical Practice Revenues represented services rendered under such government-sponsored health care programs for the years ended December 31, 1995, 1996, and 1997. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. No material claims, disputes, or other unsettled matters exist to management's knowledge concerning third-party reimbursements.

Income Taxes

   The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Net Income (Loss) Per Common Share

    Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, the basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock to be issued at a future date to Affiliated Physician Groups is treated as outstanding in determining basic earnings per share. In addition, diluted earnings per share is calculated using the weighted average number of shares of common stock and common stock equivalents. Per share amounts and weighted average number of shares outstanding for the years ended December 31, 1995 and 1996, have been restated to conform with the requirements of SFAS No. 128.

Financial Instruments

    The Company discloses the estimated fair values of its financial instruments in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Cash and cash equivalents, investment in common stock, accounts receivable, accounts payable, and accrued liabilities are reflected in the consolidated balance sheets at fair value because of the short-term maturity of those instruments. The fair value of long-term debt at December 31, 1997, was $59,422 compared to its carrying value of $58,344 and at December 31, 1996, was $19,510 compared to its carrying value of $18,817. The fair value of long-term debt was determined using the Company's incremental borrowing rate under the Company's revolving credit facility (the "Revolver") at December 31, 1997 (7.0%) and December 31, 1996 (6.5%).

Long-Lived Assets

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the amounts recorded by the Company for property and equipment, Service Agreements, and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amounts of an asset may not be recoverable, as determined based on the undiscounted cash flows of the operations acquired over the remaining amortization period, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each of the geographic markets in which the Company has entered into Service Agreements, including the relative market share of the Affiliated Physician Group, the competitive environment, current period and forecasted operating and cash flow levels from the Company's Service Agreements, and legal and regulatory factors governing reimbursement and the practice of medicine.

Accounting Pronouncements Not Adopted

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of total nonowner changes in equity for all periods displayed. The Company plans to adopt this statement for the year ending December 31, 1998.

    In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard defines reporting requirements for operating segments and related information about products and services, geographic areas, and reliance on major customers. The Company is evaluating the impact of this statement on its current reporting and expects to adopt the new standard for its year ending December 31, 1998.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Supplemental Cash Flow Information

   During 1997, the Company acquired $14,231 in assets net of assumed liabilities in exchange for common stock of $470, notes payable of $1,909, subordinated convertible promissory notes of $9,400, and commitments to issue common stock of $2,452 in connection with the execution of Service Agreements. The Company also acquired $921 in equipment through the assumption of the related capital lease obligations. In addition, the Company acquired $3,432 in common stock of Ilex(TM) Oncology, Inc. ("ILEX") as consideration for entering into an agreement and provided a valuation allowance for the investment in common stock of $1,131, net of applicable income taxes of $435. See Note 3-Investment in Common Stock.

3.  INVESTMENT IN COMMON STOCK:

     On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX, a drug development company focused exclusively on cancer. Under the terms of the agreement, the Company will refer all contract research business to ILEX. In 1997, ILEX issued to the Company 312 shares of ILEX common stock. In addition, ILEX will issue 315 shares of ILEX common stock to the Company in each of 1998, 1999, and 2000. ILEX will also issue up to 1,256 additional shares of ILEX common stock through 2000 contingent upon the performance of ILEX's contract clinical research business and other conditions.

    The Company accounts for its investment in common stock in accordance with SFAS No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's investment in common stock is considered available for sale. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded, and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized.

    The fair value of the shares received of $3,432 was recorded as investment in common stock and deferred revenues as of the date of the transaction. The deferred revenue is being amortized into income over a twelve-month period and is reflected in other revenues in the accompanying consolidated statements of income.

    As of December 31, 1997, a valuation allowance of $1,131 was provided as a result of a decline in the market value of ILEX common stock. In accordance with the provisions of SFAS No. 115, the valuation allowance is shown as a reduction to stockholders' equity net of applicable income taxes of $435.

4.  INVESTMENTS:

    Investments at December 31, 1996, and 1997, consist of the following:

                                        DECEMBER 31,
                                      ---------------
                                       1996     1997
                                      ------   ------
Oregon Cancer Center, Ltd. ("OCCL")   $   --   $4,494
Texas Surgery Center, Ltd. ("TSCL")    1,459       --
Real estate partnership                  275      223
                                      ------   ------
                                      $1,734   $4,717
                                      ======   ======

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

   The Company accounts for its investments in partnerships using the equity method of accounting.

    On February 1997, the Company disposed of its 46% general partnership interest in TSCL for $1,950 and recognized a gain of $511. TSCL operated an out-patient ambulatory surgery center located in Dallas, Texas.

    In June 1997, the Company acquired a 50% general partnership interest in OCCL for $3,200. OCCL was formed to construct a 32,000 square foot cancer center in Eugene, Oregon. The Company contributed its position in its Service Agreement with the Affiliated Physician Group in Eugene, Oregon, and OCCL's sole limited partner, a hospital located in Eugene, Oregon, contributed its radiation therapy business. Additional capital contributions of $858 were made in 1997 by each of the general and limited partners to finance the construction of the cancer center.


5.  LONG-TERM DEBT AND SUBORDINATED CONVERTIBLE PROMISSORY NOTES:

    Long-term debt and subordinated convertible promissory notes consist of the following:

                                                                               DECEMBER 31,
                                                                         -----------------------
                           DESCRIPTION                                      1996          1997
---------------------------------------------------------------          ---------     ---------
Credit Facility bearing interest at prime (8.25% and 8.5% at
   December 31, 1996 and 1997, respectively) or LIBOR
   (5.5% and 5.3% at December 31, 1996 and 1997,
   respectively) plus 1% and 0.9% at December 31, 1996 and
   1997 respectively, maturing in 2002                                   $      --     $  32,000
Notes payable bearing interest at rates ranging from 8%
   to 10%, maturing between 1999 to 2005                                    18,817        16,022
Subordinated convertible promissory notes bearing interest at rates ranging from 6% to prime plus 1%, maturing between
   1998 and 2002                                                                --         9,400
                                                                         ---------     ---------
          Total                                                             18,817        57,422
Less-current maturities                                                     (4,696)       (8,138)
                                                                         ---------     ---------
          Long-term debt                                                 $  14,121     $  49,284
                                                                         =========     =========

    Effective June 6, 1997, the Company amended the Revolver. The amendment, among other things, increased the amounts available for borrowing under the Revolver from $90 million to $140 million and reduced the interest rate charged on borrowings. The Revolver matures June 6, 2002. The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and imposes restrictions on the Company's ability to incur future indebtedness, pay dividends, sell assets, or redeem or repurchase Company securities. At December 31, 1997, the Company was in compliance with the Revolver covenants and had $108 million available under the Revolver for borrowing.

    In April 1997, the Company issued $8,500 of convertible promissory notes as partial consideration for physician groups to enter into a Service Agreement. The notes bear interest at the prime rate plus 1% and are convertible at the option of the holder of the notes into 1,559 shares of the Company's common stock over each of the next four years. In July 1997, the Company issued $900 of convertible promissory notes as partial consideration for a physician group to enter into a Service Agreement. The notes bear interest at 6% and are convertible at the option of the holder of the notes into 67 shares of the Company's common stock in 2002.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

    As of December 31, 1997, the maturities of long-term debt and subordinated convertible promissory notes are as follows:

                            Subordinated
               Long-Term    Convertible
                 Debt     Promissory Notes     Total
             ------------ ---------------- ------------
1998         $      6,013   $      2,125   $      8,138
1999                5,599          2,125          7,724
2000                3,516          2,125          5,641
2001                  450          2,125          2,575
2002               32,115            900         33,015
Thereafter            329             --            329
             ------------   ------------   ------------
             $     48,022   $      9,400   $     57,422
             ============   ============   ============

6.  LEASES:

    In December 1997, the Company assumed capital lease obligations associated with medical equipment in connection with the acquisition of a diagnostic imaging center. The gross amount of assets under capital leases at December 31, 1997, is $920 and is shown in furniture and equipment in the accompanying consolidated balance sheets. The Company had no assets under capital leases at December 31, 1996.

    Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997, are:

1998                                                           $  585
1999                                                              388
2000                                                                8
                                                               ------
    Total minimum lease payments                                  981
Less:  Amount representing interest                               (59)
                                                               ------
    Present value of minimum lease payments                    $  922
                                                               ======


     The Company leases certain facilities and equipment under operating leases. Generally, real estate leases are for primary terms of three to five years for medical offices and ten to 15 years for leased cancer centers with options to renew for additional periods, and equipment leases are for terms of one to four years.

    Future commitments under noncancelable operating leases as of December 31, 1997, are as follows:

1998                                          $13,927
1999                                           12,442
2000                                           11,480
2001                                           10,035
2002                                            8,215
Thereafter                                     31,618
                                              -------
                                              $87,717
                                              =======

    Rent expense was $6,685, $11,252, and $15,609 for the years ended December 31, 1995, 1996, and 1997, respectively.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES:

         The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 1997, the Company's commitments were approximately $6,000.

         The provision of medical services and the conduct of clinical trials by the Affiliated Physician Groups entail an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the Company purchases and resells pharmaceutical products and related medical supplies, it faces the risk of product liability claims. The Company from time to time is a party to claims, suits, or complaints relating to services and products provided by the Company or physicians to whom the Company provides services. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the Service Agreements, the Affiliated Physician Groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against Affiliated Physician Groups or the Company could, however, have a material adverse effect on the Company.

         In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit against the Company and TOPA asserting various claims, including claims of monopolization and unfair competition. This matter is set for trial in March 1998. See Note 13 -- "Subsequent Event."

         In September 1996, the Company was named as defendant in various suits representing a class of all persons who purchased and still owned shares from the period of November 1996 through the date that the suits were filed. In general, these suits asserted that the Company failed to disclose that it had engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups violated federal and state law, and that certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. In December 1997, the Company reached an agreement to settle these lawsuits.
In January and February, 1998, these cases were dismissed with prejudice, and all members of the settlement class became barred from prosecuting, pursuing, or litigating any claims asserted in these cases.

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the year ended December 31, 1997, the Company's management fees was reduced by $847.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

8.  INCOME TAXES:

     The provision (benefit) for income taxes for the years ended December 31, 1995, 1996, and 1997, consisted of the following:

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                              1995         1996         1997
                                           ----------   ----------   ----------
Current:
   Federal                                 $    3,705   $   10,869   $   (6,690)
   State                                          301        1,344        1,265
Deferred:
   Federal                                      4,436          876        2,726
   State                                          748          182          313
                                           ----------   ----------   ----------
        Total                              $    9,190   $   13,271   $   (2,386)
                                           ==========   ==========   ==========


     A reconciliation between reported income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% for the years ended December 31, 1995, 1996, and 1997, is as follows:


                                                         YEARS ENDED
                                                         DECEMBER 31,
                                              --------------------------------
                                                  1995        1996        1997
                                              --------    --------    --------
Computed tax expense (benefit)                $  7,924    $ 11,481    $ (3,270)
State taxes                                      1,049       1,526       1,578
Federal deduction for state taxes                 (367)       (534)       (552)
Incremental federal tax rate                       234         338         (96)
Other, net                                         350         460         (46)
                                              --------    --------    --------
        Total                                 $  9,190    $ 13,271    $ (2,386)
                                              ========    ========    ========


    The components of deferred income tax expense for the years ended December 31, 1995, 1996, and 1997, are as follows:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                               --------------------------------
                                                   1995        1996        1997
                                               --------    --------    --------
Allowance for doubtful accounts                $  2,247    $    (37)   $    (10)
Expenses incurred in connection with the
   Reorganization                                   149        (132)         --
Property and equipment                            2,995         568       2,161
Management service agreement and other
   asset amortization                               154         804       1,034
Accrued vacation                                   (361)       (145)       (146)
                                               --------    --------    --------
                                               $  5,184    $  1,058    $  3,039
                                               ========    ========    ========

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

    The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1996 and 1997, are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996         1997
                                                         ---------    ---------
Deferred tax assets-
     Accrued vacation                                    $     507    $     654
     Valuation adjustment-Investment in common stock            --          435
                                                         ---------    ---------
        Total deferred tax assets                              507        1,089

Deferred tax liabilities-
     Property and equipment                                 (5,029)      (7,248)
     Management service agreements and other assets           (954)      (1,987)
     Reorganization expenses and other                         127          193
                                                         ---------    ---------
          Total deferred tax liabilities                    (5,856)      (9,042)
                                                         ---------    ---------

          Net deferred tax liabilities                   $  (5,349)   $  (7,953)
                                                         =========    =========

9.  EARNINGS PER SHARE:

    The following is a reconciliation of the components of earnings per share for the years ended December 31, 1995, 1996, and 1997.

Year Ended December 31, 1995 --
                                                                              PER-SHARE
                                                   INCOME        SHARES        AMOUNT
                                                   ------        ------        ------
    Basic earnings per share
        Income available to common stockholders    $14,115       40,462        $0.35

    Effect of Dilutive Securities
        Stock options                                   --          550        (0.01)
                                                   -------       ------        -----
    Diluted earnings per share
                                                   $14,115       41,012        $0.34
                                                   =======       ======        =====

Year Ended December 31, 1996 --
                                                                              PER-SHARE
                                                   INCOME        SHARES        AMOUNT
                                                   ------        ------        ------
Basic earnings per share
    Income available to common stockholders        $20,496       46,643        $0.44

Effect of dilutive securities
    Stock option                                        --          790        (0.01)
                                                   ------        ------        ------

Diluted earnings per share                         $20,496       47,433        $0.43
                                                   =======       ======        =====

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

    For the year ended December 31, 1996, 823 shares related to stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

               Year Ended December 31, 1997 --

                                                                               PER-SHARE
                                                         LOSS        SHARES      AMOUNT
                                                         ----        ------      ------
Basic and diluted earnings per share
    Income available to common stockholders            $(7,232)      50,635      $(0.14)

Because the Company reported a loss for the year ended December 31, 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to stock options or the subordinated convertible promissory notes since the effect would be antidilutive. If stock options had been included in the computation of diluted earnings per share, the number of shares would have increased by 379. If the subordinated convertible promissory notes had been included in the computation of diluted earnings per share, the number of shares would have increased by 1,218 and the net loss would have been reduced by $394.

10. PROFIT SHARING PLAN:

    Employees of the Company and of the Affiliated Physician Groups participate in an affiliated service group 401-K and profit sharing and savings plan (the "Plan"). All employees are eligible to participate in the Plan at the time of employment if they have reached the age of 20 and 1/2 years. Employees vest in the employer contribution portion of their account at the rate of 20% for each year that they meet the Plan's service requirements.

    The Plan allows for an employer match of contributions made by plan participants. For the years ended December 31, 1995, 1996, and 1997, the Company elected to match 50% of employee contributions the total match not to exceed 6% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. The employer contribution amounted to $304, $744, and $1,835 for the years ended December 31, 1995, 1996, and 1997, respectively.

11. STOCK OPTION PLANS:

    In November 1993, the Company established a stock option plan for employees ("Employee Option Plan") whereby the Company may issue to officers and key employees options to purchase up to 3,274 shares of the Company's common stock.

    Substantially all of the options that were issued in 1994 vested in May 1996 and expire in May 1999. Substantially all subsequent issuances of options vest over four or five years beginning one year from the date of grant and expire in ten years. Prior to the Company's initial public offering the Board of Directors considered, among other things, available operating results of the Company, comparable public companies' price/earnings ratios, the illiquidity of the underlying security, and prior transactions in the common stock in establishing the fair market value of the common stock at the dates of grant.

    On November 13, 1996, the Compensation Committee of the Board of Directors repriced all options outstanding under the Employee Option Plan granted after the date of the Company's initial public offering, other than options held by the Chief Executive Officer and President and the Executive Vice President-Medical Director. Options issued at that date under the Employee Option Plan totaled 1,114 shares and had exercise prices ranging between $9.125 and $26.125 per share. The option exercise prices were amended to be equal to the fair market value of the Common Stock at the close of business on November 13, 1996, or $6.5625 per share.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

    In April 1994, the Company established a stock option plan for outside directors (the "Director Option Plan") whereby the Company may issue to outside directors options to purchase up to 637 shares of the Company's common stock. On September 22, 1994, the Company granted options to purchase an aggregate of 115 shares of common stock to three outside directors, at an exercise price of $4.315 per share. In May 1995, the Company granted options to purchase 5 shares of common stock to one outside director at an exercise price of $9.38 per share. In May 1996, the Company granted options to purchase an aggregate of 20 shares of common stock to four outside directors at an exercise price of $22.31 per share. In May 1997, the Company granted options to purchase an aggregate of 15 shares of common stock to three outside directors at an exercise price of $8.25 per share. Options issued under the Director Option Plan vest and are exercisable one year from the date of grant.

    The Company also granted in April 1994 options ("1994 Director Options") to purchase an aggregate of 76 shares of common stock to three directors at an exercise price of $2.355 per share, which options vested one year following the date of grant. These options were not granted pursuant to the Director Option Plan.

    The following table summarizes the combined activity under the Employee Option Plan, the Director Option Plan, and the 1994 Director Options.


                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                         1995                            1996                        1997
                                              --------------------------     ---------------------------   ------------------------
                                                             WEIGHTED                        WEIGHTED                   WEIGHTED
                                                             AVERAGE                         AVERAGE                    AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES       EXERCISE PRICE   SHARES    EXERCISE PRICE
                                              ------      --------------     ------       --------------   ------    --------------
Outstanding, beginning of period                547           $ 2.99          1,338           $ 8.75        1,535        $ 6.79

  Granted:
     Price is equal to fair value               800            12.61          1,288            10.43        1,694         10.48
     Price is less than fair value               --                -              -                           297          7.93
  Option exercised                               --                -           (136)            3.11         (210)         3.63
  Options canceled                               (9)            2.36           (955)           14.97         (297)         5.45
                                              ------                         -------                        ------
Outstanding, end of period                    1,338           $ 8.75          1,535           $ 6.79        3,019        $ 9.32
                                              ======                         =======                        ======

Exercisable, end of period                      236                             480                           490

Available for grant, end of period              517                           1,228                                         113
Weighted average fair value of
  options granted                                             $ 7.08                          $ 4.62                     $ 6.30

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

    Significant option groups outstanding at December 31, 1997, and related weighted average price and life are as follows:

                                    OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                  --------------------------------------------------------        -----------------------------------
                      SHARES                                                          NUMBER
RANGE OF          OUTSTANDING AT          REMAINING            WEIGHTED           EXERCISABLE AT          WEIGHTED-
EXERCISE           DECEMBER 31,          CONTRACTUAL            AVERAGE            DECEMBER 31,            AVERAGE
 PRICES                1997                 LIFE            EXERCISE PRICE             1997            EXERCISE PRICE
-----------       --------------         -----------        --------------        --------------       --------------
 $2.36-5.94              190                7.06                $4.07                   137                $3.45
       6.56              646                8.24                 6.56                   199                 6.56
  6.94-8.50              361                9.37                 7.87                    19                 7.00
 9.63-10.05            1,372                9.43                10.41                    75                 9.72
      11.81              350                9.76                11.81                    --                   --
17.75-22.31              100                8.00                18.68                    60                19.29
--------------------------------------------------------------------------------------------------------------------
$2.36-22.31            3,019                9.01                $9.32                   490                $7.76

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the years ended December 31, 1995, 1996, and 1997: expected volatility of 57 percent for the years ended December 31, 1995 and 1996, and 67 percent for the year ended December 31, 1997; risk-free interest rates ranging from 4.64 to 7.60 percent; and expected lives of 2.8, 5.0, and
6.0 years for immediate, 4-year, and 5-year vesting options, respectively.

    The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for those plans been determined consistent with SFAS No. 123, the Company's net income (loss) and per share amounts would have been reduced (increased) to the following pro forma amounts:

                                   YEARS ENDED DECEMBER 31,
                            ------------------------------------
                               1995         1996         1997
                            ----------   ----------   ----------
Net income (loss):
     As reported            $   14,115   $   20,496   $   (7,232)
     Pro forma                  13,781       19,257       (8,995)

Earnings per common share
     Basic:
         As reported        $     0.35   $     0.44   $    (0.14)
         Pro forma                0.34         0.41        (0.18)

     Diluted:
         As reported        $     0.34   $     0.43   $    (0.14)
         Pro forma                0.34         0.41        (0.18)

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY:

    In April 1996, the Company consummated a public offering of 5,380 shares. Baylor University Medical Center, one of the Company's existing shareholders, also sold 600 shares of common stock in the public offering and received net proceeds of $11,460. Proceeds to the Company from this offering were $102,470, which was net of commissions and expenses of $5,236. The net proceeds were used to repay amounts outstanding under the Revolver, in connection with executing Service Agreements, for capital expenditures, and for working capital purposes.

    Effective May 21, 1996, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock from 50,000 to 150,000.

    On June 10, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 31, 1996.

    In June 1997, the Company adopted a Shareholders Rights Plan. Holders of the Company's common stock as of June 16, 1997, received preferred stock purchase rights (the "Rights") as a dividend at the rate of one Right for each share of common stock. The Rights expire on June 2, 2007. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series One Junior Preferred Stock at an exercise price of $60.00 per Right, subject to adjustment. Each Right becomes exercisable only upon a person's or group's acquisition of, or commencement of a tender or exchange offer for, 18% or more of the Company's common stock or in the event that the Company's board of directors determines that a shareholder of the Company holding at least 10% of the Company's outstanding common stock is an "adverse person," as defined, or in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. If exercisable, each Right allows the holder to purchase either securities of the Company or securities of the acquiring company, depending upon the form of the transaction, having a value of twice the exercise price of the Rights. The Rights are redeemable by the Company's board of directors at $0.001 per Right for a period of ten business days following the time that the Rights become exercisable. The Rights also are generally exchangeable by the board of directors at an exchange ratio of one share of common stock per Right at any time after the Rights have become exercisable and prior to the acquisition by any person or group of 50% or more of the Company's common stock.

    In connection with entering into Service Agreements and purchasing the assets of Affiliated Physician Groups, the Company has committed to issue shares of common stock at specified future dates. Common stock to be issued is shown as a separate component in stockholders' equity.

    The Company has reserved 5,106 shares of common stock for issuance upon exercise of stock options. The terms of the Revolver restrict the Company's ability to declare, pay, or issue dividends or other distributions with respect to its capital stock, except for stock dividends.

13. SUBSEQUENT EVENT (UNAUDITED)

    In March 1998, the Company, TOPA, and Methodist reached a preliminary agreement to settle the lawsuit filed by Methodist. Under the terms of the agreement, Methodist has agreed to release the Company and TOPA from any liability, and the lawsuit, including all claims related thereto, will be dismissed with prejudice. As part of the settlement, the Company and TOPA have agreed to limit the expansion of certain facilities and the number of physicians in Dallas County. The Company believes that such limitations will not materially adversely affect the Company's results of operations or growth plans. Although the essential terms of the settlement have been agreed to, final documents have not been signed and there is no guarantee that final documents will be signed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 12, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11.         EXECUTIVE COMPENSATION

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 12, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 12, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Security Ownership of Management and Certain Beneficial Owners" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on May 12, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      1.      Financial Statements: See Item 8.

         2.      Financial Statement Schedules:  See Item 8.

         3.      Exhibits:  See Index to Exhibits, pages 46 through 47.


(b) During the quarter ended December 31, 1997, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICIAN RELIANCE NETWORK, INC.


Dated:  March 30, 1998              By:     /s/ John T. Casey
                                       -----------------------------------
                                               John T. Casey, Chairman and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                      Date
---------                               -----                                      ----
   /s/ John T. Casey                    Chairman of the Board,                     March 30, 1998
------------------------------------     President, Chief Executive Officer
John T. Casey                            (Principal Executive Officer)

   /s/ Merrick H. Reese                 Vice Chairman of the Board                 March 30, 1998
------------------------------------
Merrick H. Reese

   /s/ Joseph S. Bailes                 Director                                   March 30, 1998
------------------------------------
Joseph S. Bailes

   /s/ Nancy G. Brinker                 Director                                   March 30, 1998
------------------------------------
Nancy G. Brinker

                                        Director                                   March 30, 1998
------------------------------------
Robert W. Daly

   /s/ Boone Powell, Jr.                Director                                   March 30, 1998
------------------------------------
Boone Powell, Jr.

   /s/ Michael N. Murdock               Executive Vice President and Chief         March 30, 1998
------------------------------------     Financial Officer (Principal
Michael N. Murdock                       Financial and Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Physician Reliance Network, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP



Dallas, Texas
  February 6, 1998

                                                                     SCHEDULE II

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARY

                        RESERVES FOR UNCOMPENSATED CARE


                                        BALANCE AT   ADDITIONS    REDUCTIONS,                     BALANCE AT
                                         BEGINNING   CHARGED TO     NET OF                          END OF
                                         OF PERIOD    INCOME      RECOVERIES         OTHER          PERIOD
                                        -------      --------      --------       ----------       --------
Year ended December 31, 1997            $19,797      $ 62,426      $(32,405)      $     -          $ 49,818
                                        -------      --------      ---------      ----------       --------

Year ended December 31, 1996            $13,321      $ 18,370      $(11,894)      $     -          $ 19,797
                                        -------      --------      ---------      ----------       --------

Year ended December 31, 1995            $ 6,304      $ 13,286      $ (6,606)      $   337(1)       $ 13,321
                                        -------      --------      ---------      ----------       --------




(1) Represents reserves for uncompensated care related to accounts receivable purchased from affiliated physician groups at the time of the execution of a management service agreement.

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                               DESCRIPTION
----------       --------------------------------------------------------------
3.1   -- Articles of Incorporation of Registrant. (1)
3.2   -- Bylaws of the Registrant. (2)
4.1   -- See Exhibits 3.1 and 3.2 for provisions of the Articles of
         Incorporation and Bylaws defining rights of the holders of the Common
         Stock of the Registrant.
4.2   -- Form of Stock Certificate for the Common Stock of the Registrant.
         (2)
4.3   -- Rights Agreement, dated as of June 2, 1997, between Physician
         Reliance Network, Inc. and Harris Trust and Savings Bank, as Rights
         Agent, which includes as exhibits the Form of Rights Certificate and the Summary of Rights Agreements. (3)
10.1  -- Restated Security Agreement, dated as of October 1, 1993, by Texas
         Oncology, P.A. in favor of Registrant. (2)
10.2  -- Amended and Restated Credit Agreement, dated as of June 30, 1997, among Physician Reliance Network, Inc., as Borrower, Bank One, Texas,
         N.A., NationsBank of Texas, N.A., Banque Paribas, Cooperatieve Centrale
         Raiffeisen-Boerenteenbank B.A., The Fuji Bank Limited, Mellon Bank,
         N.A., PNC Bank, National Association and Suntrust Bank, Central
         Florida, N.A. (and the other Lenders, If any, from time to time party hereto) as Lenders. (4)
10.3  -- Stockholders' Agreement, dated October 8, 1993, by and among the
         Registrant, Texas Oncology, P.A., and certain investors. (2)
10.4  -- Registration Rights Agreement, dated as of October 8, 1993, by and among the Registrant, Texas Oncology, P.A., and certain investors. (2)
10.5  -- Stockholders' Agreement, dated as of September 16, 1994, by and among the Registrant, Texas Oncology, P.A., and Baylor University
         Medical Center. (2)
10.6  -- Registration Rights Agreement, dated as of September 16, 1994, by and among the Registrant, Texas Oncology, P.A., and Baylor University
         Medical Center. (2)
10.7  -- Lease Agreement, dated as of August 1, 1994, by and between Baylor
         Health Care System, as landlord, and the Registrant, as tenant. (2)
10.8  -- Lease, dated as of September 1, 1992, by and between Mother Frances
         Hospital of Tyler, Texas, as landlord, and the Registrant, as tenant.
         (2)
10.9  -- Office Lease Agreement, dated as of February 12, 1993, by and between Texas Commerce Bank -- Odessa, N.A., as lessor, and the
         Registrant, as Lessee. (2)
10.10 -- Arlington Medical Center Medical Office Building Lease Agreement,
         dated as of December 8, 1993, by and between HCA-Arlington, Inc., as landlord, and the Registrant as tenant. (2)
10.11 -- Lease Agreement, dated as of April 2, 1995, by and between Midland
         County Hospital District, as landlord, and the Registrant, as tenant.
         (5)
10.12 -- Office Lease, dated as of November 20, 1995, by and between
         Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee. (6)

  EXHIBIT
  NUMBER                               DESCRIPTION
----------       --------------------------------------------------------------
10.13 -- First Amendment to Lease, dated as of February 29, 1996, by and between Northcreek Business Park, Ltd., as lessor, and the Registrant, as lessee. (6)
10.14 -- Lease Agreement, dated June 16, 1995, between Medical City Dallas
         Limited, as lessor, and the Registrant, as lessee. (6)
10.15 -- First Amendment to Lease Agreement, dated November 9, 1995, by and between Medical City Dallas Limited, as lessor, and the Registrant, as lessee. (6)
10.16 -- Lease Agreement, dated as of June 1, 1995, by and between Galen
         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee. (6)
10.17 -- Lease Agreement, dated as of June 1, 1995, by and between Galen
         Hospitals of Texas, Inc., as lessor, and the Registrant, as lessee. (7)
10.18 -- Office Sublease Agreement, dated April 23, 1996, between Santa Fe
         International Corporation, as Landlord, and the Registrant, as Tenant.
         (7)
10.19 -- Amended and Restated Service Agreement, dated as of January 1, 1996, by and between the Registrant and Texas Oncology, P.A. (7)
10.20 -- Amendment No. 1 to the Amended and Restated Service Agreement, dated as of December 18, 1996, by and between the Registrant and Texas
         Oncology, P.A. (8)
10.21 -- Service Agreement, dated June 30, 1997, by and between Ilex
         Oncology, Inc. and PRN Research, Inc. (incorporated by reference to
         Exhibit 10.4 to Ilex Oncology, Inc.'s Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1997). (9)

              EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

10.22 -- 1993 Stock Option Plan. (2)
10.23 -- 1994 Stock Option Plan for Outside Directors. (2)
10.24 -- Form of Employment Agreement entered into by the Registrant with
         Messrs. Casey, French, Murdock, and McGinn and with Dr. Bailes. (10)
10.25 -- Form of Stock Option Agreement entered into by the Registrant with
         Drs. Reese and Bailes and Mr. Daly. (5)
10.26 -- First Amendment to the 1993 Stock Option Plan. (11)
21    -- Subsidiaries of the Registrant.
23    -- Consent of Arthur Andersen LLP
27.1  -- Financial Data Schedule, Year Ended December 31, 1997
27.2  -- Financial Data Schedule, Year Ended December 31, 1996

--------------

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 90996).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Confidential treatment has been requested by Ilex Oncology, Inc. with respect to certain portions of the Exhibit.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11) Incorporated by reference to the Registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders held on May 8, 1996, filed with the Securities and Exchange Commission Pursuant to Rule 14a-6(b).