Form 10-Q
period 1998-03-31
PHYSICIAN RELIANCE NETWORK INC
filed 1998-05-14
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ----------------

                      Commission file number  0-24872
                                              -------

                        Physician Reliance Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Texas                                           75-2495107
---------------------------------------                  --------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


    5420 LBJ Freeway, Suite 900
           Dallas, Texas                                          75240
----------------------------------------                  --------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code:  (972) 392-8700
                                                     --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         As of May 12, 1998, approximately 50,835,911 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not indicative of the results of the full year.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)
                                  UNAUDITED

                                   ASSETS

                                                          March 31,     December 31,
                                                            1998           1997
                                                        -----------     -----------
  Current assets:
           Cash and cash equivalents                    $     2,492     $     2,772
           Investment in common stock, net                    3,062           2,301
           Accounts receivable, net                          96,228          87,160
           Management fee receivable                          2,776             563
           Due from related parties                          12,745          14,749
           Other receivables                                  4,048           2,855
           Inventories                                       10,548           8,078
           Prepaid expenses and other                         1,354           1,445
           Income tax receivable                              1,885           8,815
           Deferred income tax                                1,139           1,089
                                                        -----------     -----------
                   Total current assets                     136,277         129,827
                                                        -----------     -----------

  Property and equipment:
           Land                                              15,251          15,240
           Buildings                                         62,929          62,084
           Furniture and equipment                          125,053         121,363
           Construction-in-progress                           1,757             472
                                                        -----------     -----------
                                                            204,990         199,159
           Less- Accumulated depreciation                   (51,430)        (46,676)
                                                        -----------     -----------
                   Net property and equipment               153,560         152,483
                                                        -----------     -----------

  Investments                                                 5,207           4,717
  Service agreements, net                                   119,454         104,773
  Excess of purchase price over
           the fair value of net assets acquired, net         7,432           7,793
  Other assets, net                                           1,000           1,041
                                                        -----------     -----------
           Total assets                                 $   422,930     $   400,634
                                                        ===========     ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,     December 31,
                                                                                1998           1997
                                                                             -----------     -----------
 Current liabilities:
          Accounts payable                                                   $    26,101     $    24,380
          Accrued liabilities
                  Salaries and benefits                                            7,316           7,969
                  Other                                                            4,410           3,262
                                                                             -----------     -----------
                                                                                  11,726          11,231

          Deferred revenue                                                           858           1,904
          Due to related party                                                     3,181           4,908
          Current maturities of long-term debt                                    10,115           8,138
          Current maturities of capital lease obligations                            545             545
                                                                             -----------     -----------
                  Total current liabilities                                       52,526          51,106

 Long-term debt, net of current maturities                                        49,898          42,009
 Capital lease obligations, net of current maturities                                377             377
 Subordinated convertible promissory notes                                         7,275           7,275
 Construction and retainage payable                                                  275             275
 Deferred income taxes                                                            10,183           9,042

 Minority interest                                                                   385             246
                                                                             -----------     -----------
                  Total liabilities                                              120,919         110,330
                                                                             -----------     -----------

 Commitments and contingencies

 Stockholders' equity:
          Series A and B preferred stock, 10,000 shares
            authorized, no shares issued and outstanding                              --              --
          Series One Junior preferred stock, 500 shares
            authorized, no shares issued and outstanding                              --              --
          Common stock, no par value, $.01 stated value per
            share, 150,000 shares authorized, 49,195 and 48,999
            shares issued at March 31, 1998, and December 31,
             1997, respectively                                                      492             490
          Additional paid-in capital                                             242,391         240,543
          Common stock to be issued, 1,665 shares                                 22,351          19,885
          Valuation adjustment - investment in common stock                          (78)           (696)
          Retained earnings                                                       36,855          30,082
                                                                             -----------     -----------
                  Total stockholders' equity                                     302,011         290,304

                                                                             -----------     -----------
                  Total liabilities and stockholders' equity                 $   422,930     $   400,634
                                                                             ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                          Three Months Ended
                                                               March 31,
                                                       ---------------------------
                                                          1998            1997
                                                       -----------     -----------
 Revenues:

          Management fees                              $    82,394     $    67,065
          Other revenues                                     8,119           5,708
                                                       -----------     -----------
                  Total revenues                            90,513          72,773
                                                       -----------     -----------
 Costs and expenses:

          Salaries and benefits                             21,987          19,723
          Pharmaceuticals and supplies                      31,805          23,750
          General and administrative                        15,030          12,012
          Provision for uncollectible accounts               3,825           3,312
          Depreciation and amortization                      5,872           4,867
          Interest expense                                   1,229             683
                                                       -----------     -----------
                  Total costs and expenses                  79,748          64,347

                                                       -----------     -----------
 Income before income taxes                                 10,765           8,426
                                                       -----------     -----------

 Provision for income taxes:
          Current                                            2,956           2,929
          Deferred                                           1,091             399
                                                       -----------     -----------
                  Total provision for income taxes           4,047           3,328

                                                       -----------     -----------
          Net income                                   $     6,718     $     5,098
                                                       ===========     ===========

 Earnings per share:
          Basic:                                       $     0.13      $      0.10
          Diluted:                                     $     0.13      $      0.10

 Weighted average shares outstanding:
          Basic:                                           50,734           50,550
          Diluted:                                         52,848           50,733


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                          Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                         1998            1997
                                                                      -----------     -----------
  Cash flows from operating activities:
           Net income                                                 $     6,718     $     5,098
           Adjustments to reconcile net income to net cash
                Provided by (used in) operating activities
                   Depreciation and amortization                            5,872           4,867
                   Deferred income tax, net                                 1,091             399
                   Amortization of deferred revenues                         (858)             --
                   Gain on sale of the ambulatory surgery center               --            (511)
                   Changes in operating assets and liabilities:
                        Increase in accounts receivable, net               (9,068)        (15,284)
                        Decrease (increase) in other receivables            5,528          (2,328)
                        Increase in inventories and prepaids               (2,379)         (1,992)
                        Increase (decrease) in accounts payable
                             and accrued liabilities                        2,216            (235)
                        Increase in deferred liabilities                       --             341
                        Decrease in due to related party                   (1,727)         (2,902)
                                                                      -----------     -----------
                             Net cash provided by (used
                             in) operating activities                       7,393         (12,547)
                                                                      -----------     -----------
  Cash flows from investing activities:
           Capital expenditures                                            (5,391)         (7,769)
           Construction and retainage                                          --            (265)
           Service agreements                                              (6,984)           (310)
           Sale of the ambulatory surgery center                               --           1,950
           Capital contributions to limited partnership                      (461)             --
           Other                                                             (181)            149
                                                                      -----------     -----------
                   Net cash used in investing activities                  (13,017)         (6,245)
                                                                      -----------     -----------

  Cash flows from financing activities:
           Proceeds from long-term borrowings                               6,133          21,000
           Payments on long-term borrowings                                (1,568)         (1,068)
           Issuance of common stock                                           779             361
                                                                      -----------     -----------

                   Net cash provided by financing activities                5,344          20,293
                                                                      -----------     -----------

  Net increase (decrease) in cash and cash equivalents                       (280)          1,501

  Cash and cash equivalents, beginning of period                            2,772           7,679
                                                                      -----------     -----------
  Cash and cash equivalents, end of period                            $     2,492     $     9,180
                                                                      ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months ended March 31, 1998, and 1997, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the three months ended March 31, 1998, the Company acquired assets in exchange for notes payable of $5,301 and commitments to issue $3,449 of common stock in connection with the execution of certain service agreements. During the three months ended March 31, 1997, the Company acquired assets in exchange for $2,125 of common stock and a commitment to issue $2,311 of common stock in connection with the execution of certain service agreements.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                -----------      -----------
Cash paid during the period:
  Interest, net of amount capitalized           $     1,538      $       519
  Income taxes                                  $        63      $       317


3. MANAGEMENT FEES:

         The following table summarizes the derivation of Management Fees for the three months ended March 31, 1998, and 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                -----------      -----------
 Medical practice revenues                      $   111,488      $    89,468
 Amounts retained by physicians                     (29,094)         (22,403)
                                                -----------      -----------
      Management fees                           $    82,394      $    67,065
                                                ===========      ===========

4. EARNINGS PER SHARE:

         The following is a reconciliation of the components of earnings per share for the three months ended March 31, 1998 and 1997.

                                                                                               Per Share
                                                              Income             Shares          Amount
                                                            ----------         ----------      ----------
 Basic earnings per share, March 31, 1998
      Income available to common stockholders               $    6,718             50,734       $    0.13
 Effect of dilutive securities
      Stock options                                                 --                469              --
      Subordinated convertible promissory notes                    135              1,645              --
                                                            ----------         ----------       ---------
 Diluted earnings per share, March 31, 1998                 $    6,853             52,848       $    0.13
                                                            ==========         ==========       =========

                                                                                               Per Share
                                                              Income             Shares          Amount
                                                            ----------         ----------      ----------
 Basic earnings per share, March 31, 1997
      Income available to common stockholders               $    5,098             50,550      $     0.10
 Effect of dilutive securities
      Stock options                                                 --                183              --
                                                            ----------         ----------       ---------
 Diluted earnings per share, March 31, 1997                 $    5,098             50,733      $     0.10
                                                            ==========         ==========      ==========


5. COMMITMENTS:

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the three months ended March 31, 1998 and 1997, the Company's management fee was reduced by $368 and $341, respectively.

6. STOCK BASED COMPENSATION:

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

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                -----------      -----------
 Net income:
           As reported                          $     6,718      $     5,098
           Pro forma                            $     6,220      $     4,713

 Basic earnings per common share:
           As reported                          $      0.13      $      0.10
           Pro forma                            $      0.12      $      0.09

 Diluted earnings per common share:
           As reported                          $      0.13      $      0.10
           Pro forma                            $      0.12      $      0.09

7. NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of total nonowner changes in equity for all periods displayed. The Company holds shares of common stock which are accounted for under SFAS No. 115 as available-for-sale. The unrealized gains and losses on these securities are treated as a component of comprehensive income under SFAS No. 130. The Company has no other transactions that affect comprehensive income. The following is a reconciliation of the Company's net income and comprehensive income for the three months ended March 31, 1998, and 1997, respectively.

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              1998             1997
                                                           -----------      -----------

 Net income:                                               $     6,718      $     5,098

 Unrealized gain on common stock, net of tax                       618               --
                                                           -----------      -----------
 Comprehensive income                                      $     7,336      $     5,098
                                                           ===========      ===========


         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard defines reporting requirements for operating segments and related information about products and services, geographic areas, and reliance on major customers. The Company is evaluating the impact of this statement on its current reporting and expects to adopt the new standard for its year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company provides the management services, facilities and equipment, administrative and technical support, and other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The physician groups with whom the Company contracts ("Affiliated Physician Groups") provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues provided under its service agreements with the Affiliated Physician Groups. Under the service agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the Management Fee earned by the Company varies by each Service Agreement.

         The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA") ("Texas Service Agreement"). The Management Fee under the Texas Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus certain nonphysician expenses of the related practice locations. The Texas Service Agreement represented approximately 73% and 81% of the Company's Management Fees for the three months ended March 31, 1998, and 1997, respectively. Approximately 92% and 91% of the Company's Management Fees earned for each of the three months ended March 31, 1998, and 1997, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, and approximately 8% and 9%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of the medical practice revenues of the Affiliated Physician Group or based on a pre-established fixed monthly fee.

         The following table summarizes the derivation of Management Fees for the three months ended March 31, 1998, and 1997 (in thousands).

                                                   Three Months Ended
                                              ----------------------------
                                                 1998             1997
                                              -----------      -----------
         Medical practice revenues            $   111,488      $    89,468
         Amounts retained by physicians           (29,094)         (22,403)
                                              -----------      -----------
           Management fees                    $    82,394      $    67,065
                                              ===========      ===========

         The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1998             1997
                                                           -----------      -----------
 Management fees                                                  91.0%            92.2%
 Other revenues                                                    9.0              7.8
                                                           -----------      -----------
     Total revenues                                              100.0            100.0
 Salaries and benefits                                            24.3             27.1
 Pharmaceuticals and supplies                                     35.1             32.6
 General and administrative                                       16.6             16.5
 Provision for uncollectible accounts                              4.2              4.6
 Depreciation and amortization                                     6.5              6.7
                                                           -----------      -----------
   Income before interest expense
       and taxes                                                  13.3             12.5
 Interest expense                                                  1.4              0.9
                                                           -----------      -----------
   Income before income taxes                                     11.9             11.6
 Income tax provision                                              4.5              4.6
                                                           -----------      -----------
     Net income                                                    7.4%             7.0%
                                                           ===========      ===========



THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

         MANAGEMENT FEES. Management Fees were $82,394,000 for the three months ended March 31, 1998, compared to $67,065,000 for the three months ended March 31, 1997, representing an increase of $15,329,000, or 22.9%. The growth in Management Fees is attributable to a $22,020,000 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $6,691,000. The growth in Medical Practice Revenues during the three months ended March 31, 1998, is attributable to an increase in the number of physicians by 38 from 299 to 337; an increase in the number of service locations from 108 to 127; and expansion of services provided at existing locations.

         In January 1998, the Company assumed the operations of a full-service cancer center in Chicago, Illinois in connection with the execution of a Service Agreement. In 1997, the Company opened three full-service cancer centers that include radiation therapy services in Fort Worth, Texas (April 1997), Abilene, Texas (June 1997), and Austin, Texas (June 1997). In addition, the Company began providing radiation therapy technical services through the operation of existing radiation therapy facilities in Columbia, Missouri (April 1997), Eugene, Oregon (June 1997), and Beaumont, Texas (November 1997). The radiation therapy technical services provided at the Eugene and Beaumont facilities are being provided through joint ventures with hospitals in these markets where the Company acts as the general partner. A full-service cancer center is currently under construction in Eugene, Oregon to consolidate the medical oncology and radiation oncology practices in Eugene.

         Amounts Retained by Physicians were 26.1% of Medical Practice Revenues for the three months ended March 31, 1998, compared to 25.0% of Medical Practice Revenues for the comparable period in 1997. The increase in the percentage of amounts Amounts Retained by Physicians is attributable to the improvement in Earnings for these practices resulting in increased Amounts Retained by Physicians under the majority of the Company's Service Agreements.

         Management Fees derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during the three months ended March 31, 1998. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the three months ended March 31, 1998, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the three months ended March 31, 1998, were $8,119,000 compared to $5,708,000 for the three months ended March 31, 1997, representing an increase of $2,411,000, or 42.2%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, the Company's equity interest in Ilex(TM) Oncology, Inc. ("ILEX"), and interest income. The increase in other revenues was primarily attributable to the development and expansion of existing business within the Company's retail pharmacy and research lines of business. Other revenues also increased $804,000 as a result of the receipt of ILEX common stock in connection with the execution of a service agreement with ILEX in June 1997. Other revenues for the three months ended March 31, 1997, includes a $511,000 gain on the sale of the Company's interest in an ambulatory surgery center.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended March 31, 1998, were $21,987,000 compared to $19,723,000 for the three months ended March 31, 1997, representing an increase of $2,264,000, or 11.5%. Salaries and benefits include costs of clinical nonphysician employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was attributable to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 24.3% for the three months ended March 31, 1998, compared to 27.1% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increases in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefit expenses.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended March 31, 1998, were $31,805,000 compared to $23,750,000 for the three months ended March 31, 1997, representing an increase of $8,055,000, or 33.9%. The percentage of pharmaceuticals and supplies to total revenues was 35.1% for the three months ended March 31, 1998, compared to 32.6% for the three months ended March 31, 1997. Both the dollar and percentage increases in pharmaceuticals and supplies is primarily attributable to an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1998, were $15,030,000 compared to $12,012,000 for the three months ended March 31, 1997, representing an increase of $3,018,000, or 25.1%. The percentage of general and administrative expenses to total revenues was 16.6% for the three months ended March 31, 1998, compared with 16.5% for the three months ended March 31, 1997. The dollar increase in general and administrative expenses resulted from increased lease costs, property taxes, maintenance and repairs on the Company's radiation and diagnostic equipment, telecommunications, and postage to support the Company's additional service locations and expanded operations at existing locations.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the three months ended March 31, 1998, was $3,825,000 compared to $3,312,000 for the three months ended March 31, 1997, representing an increase of $513,000, or 15.5%. The percentage of the provision for uncollectible accounts to total revenues was 4.2% for the three months ended March 31, 1998, compared to 4.6% for the three months ended March 31, 1997. The Company believes that the provision for uncollectible accounts accurately reflects the collectibility of accounts receivable outstanding at March 31, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1998, was $5,872,000 compared to $4,867,000 for the three months ended March 31, 1997, representing an increase of $1,005,000 or 20.6%. Depreciation increased $827,000 as a result of the additional office and cancer center locations that were opened or acquired by the Company since March 31, 1997. Amortization increased $178,000 as a result of the increase in costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements. These costs are amortized over the term of the related Service Agreements.

         INTEREST. Interest expense for the three months ended March 31, 1998, was $1,229,000 compared to $683,000 for the three months ended March 31, 1997, representing an increase of $546,000, or 79.9%. The increase in interest expense was attributable to increased amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements. In addition, the Company borrowed additional funds under its revolving line of credit (the "Revolver") during 1998 to finance its capital expenditures, amounts paid to Affiliated Physician Groups under the terms of the Service Agreements and the related asset purchase agreements, and for working capital purposes.

         INCOME TAXES. Income taxes were $4,047,000 for the three months ended March 31, 1998, compared to $3,328,000 for the three months ended March 31, 1997. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates for the year.


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

         Net cash provided by operations for the three months ended March 31, 1998, was $7,393,000. Collections of the Company's accounts receivable are an integral part of the Company's liquidity from operating activities. Under the terms of most of the Company's Service Agreements, the Company purchases from the Affiliated Physician Groups the accounts receivable arising from Medical Practice Revenues at their estimated fair value. Net cash provided by operations decreased $9,068,000 as a result of the increase in accounts receivable. The increase in accounts receivable is attributable to the increase in Medical Practice Revenues since December 31, 1997. Net cash provided by operations increased

$6,930,000 as a result of the reduction in the income tax receivable. During the three months ended March 31, 1998, the Company received a $3,850,000 refund on income taxes that were paid in 1997, prior to a write down of its accounts receivable and other nonrecurring expenses that were incurred during the three months ended June 30, 1997. This write down resulted in a tax loss for the year ended December 31, 1997, which is being carried forward to offset taxable income for 1998. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances decreased approximately $2,004,000 to $12,745,000 at March 31, 1998. These advances bear interest at the prime rate (8.5% at March 31, 1998).

         Net cash used in investing activities for the three months ended March 31, 1998, was $13,017,000. During the three months ended March 31, 1998, the Company paid approximately $6,984,000 to Affiliated Physician Groups in connection with entering into Service Agreements. The Company continued construction of new cancer centers in Eugene, Oregon; Maplewood, Minnesota; Denison, Texas; and Columbia, Missouri. These expenditures were funded primarily from borrowings under the Revolver.

         Net cash flows from financing activities for the three months ended March 31, 1998, were $5,344,000. At March 31, 1998, borrowings under the Revolver were $38,000,000, which were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with management service agreement transactions, and for working capital purposes. During the three months ended March 31, 1998, payments of $1,568,000 were made to Affiliated Physician Groups on Company-financed notes that were issued as part of the consideration for entering into Service Agreements.

         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at March 31, 1998) or at Bank One Texas, N.A.'s prime rate (8.5% at March 31, 1998). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At March 31, 1998, $38,000,000 was outstanding under the Revolver, and $102,000,000 was available for borrowing.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that cash flows provided by operations and the unused borrowing capacity under the Revolver will be sufficient to meet its needs, and, therefore, the Company does not anticipate raising capital through offerings of common stock to the public in the near- term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1998, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities.

YEAR 2000 COMPLIANCE

         The Company is dependent upon its computer systems to bill patients for services rendered by the Affiliated Physician Groups and to accumulate and report the related revenues and expenses of Affiliated Physician Groups. The Company's principal patient accounting system is not currently capable of processing year 2000 transactions; however, the vendor is expected to deliver an update to the Software during the third quarter of 1998 to make the system operational for the year 2000. In addition, the Company is currently installing a new general ledger, materials management, and accounts payable system that is year 2000 compatible. This new financial system is expected to be fully installed and operational by the third quarter of 1998. The Company does not believe the costs to make its patient accounting systems and other ancillary computer systems operational for the year 2000 will be material, and such costs will be funded through operations or working capital advances under the Revolver.


FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-Q contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward- looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; the Company's ability to effectively collect accounts receivable; increases in the costs of pharmaceuticals; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; and potential exposure to professional and product liability claims. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA asserting various claims, including claims of monopolization, conspiracy to monopolize, attempted monopolization, unfair competition, and tortious interference with actual and prospective contractual relationships. In May 1998, the Company, TOPA, and Methodist settled this lawsuit. Under the terms of the settlement, Methodist released the Company and TOPA from any liability, and the lawsuit, including all claims related thereto, was dismissed with prejudice. As part of the settlement, the Company and TOPA agreed to limit the expansion of certain facilities and the number of physicians in Dallas County. The Company believes that such limitations will not materially adversely affect the Company's results of operations or growth plans.


ITEM 2.  CHANGES IN SECURITIES.

         Except as described below in response to this item, no securities of the Company have been sold by the Company during the three-month period ended March 31, 1998, without registration under the Securities Act of 1933. The issuance of securities described below have been made, or will be made, in reliance on Section 4(2) of the Securities Act of 1933.

         Effective January 1, 1998, the Company entered into a Purchase Agreement with Northwest Medical Specialists, P.C. ("Northwest") and agreed to issue Northwest, as partial consideration for the assets purchased, shares of Common Stock having an aggregate value of $3,062,500, of which $1,531,250 of such shares will be issued on each of January 1, 2002 and 2003.

         Effective February 1, 1998, the Company entered into a Purchase Agreement with Myo Thant, M.D., P.A. ("Thant") and agreed to issue Thant, as partial consideration for the assets purchased, 38,600 shares of Common Stock, of which 19,300 of such shares will be issued on each of February 1, 2002 and 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.  See Index to Exhibits following signatures.
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHYSICIAN RELIANCE NETWORK, INC.


Date:  May 14, 1998                       By:    /s/ John T. Casey
                                                 -------------------------------
                                                 John T. Casey, Chairman and
                                                 Chief Executive Officer


                                          By:    /s/ Michael N. Murdock
                                                 -------------------------------
                                                 Michael N. Murdock,
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
     3.1         --      Articles of Incorporation of Registrant. (1)
     3.2         --      Bylaws of the Registrant. (2)
     4.1         --      See Exhibits 3.1 and 3.2 for provisions of the Articles of
                         Incorporation and Bylaws defining rights of the holders of the Common
                         Stock of the Registrant.

     4.2         --      Form of Stock Certificate for the Common Stock of the Registrant. (2)
     4.3         --      Rights Agreement, dated as of June 2, 1997, between Physician Reliance
                         Network, Inc. and Harris Trust and Savings Bank, as Rights Agent, which includes as exhibits the Form of Rights Certificate and the Summary of Rights
                         Agreements. (3)
     27.1        --      Financial Data Schedule, Three Months Ended March 31, 1998
     27.2        --      Financial Data Schedule, Three Months Ended March 31, 1997

          -----------------

         (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

         (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.