Form 10-Q
period 1998-06-30
PHYSICIAN RELIANCE NETWORK INC
filed 1998-08-13
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                         Commission file number 0-24872
                         ------------------------------

                       Physician Reliance Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Texas                                         75-2495107
------------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                 Organization)                               Identification No.)

      5420 LBJ Freeway, Suite 900
             Dallas, Texas                                          75240
----------------------------------------                      ------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:  (972) 392-8700
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         As of August 12, 1998, approximately 51,180,996 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company have been included. Please be advised that the results of operations for interim periods are not indicative of the results of the full year.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                     ASSETS

                                                       June 30,   December 31,
                                                         1998          1997
                                                      ---------   ------------
Current assets:
         Cash and cash equivalents                    $   4,378    $   2,772
         Investment in common stock, net                  3,042        2,301
         Accounts receivable, net                        98,105       87,160
         Due from related parties                        12,558       15,312
         Other receivables                                5,405        2,855
         Inventories                                     12,200        8,078
         Prepaid expenses and other                       1,427        1,445
         Income tax receivable                              710        8,815
         Deferred income tax                              1,089        1,089
                                                      ---------    ---------
                  Total current assets                  138,914      129,827
                                                      ---------    ---------

Property and equipment:
         Land                                            15,260       15,240
         Buildings                                       63,199       62,084
         Furniture and equipment                        129,597      121,363
         Construction-in-progress                         4,429          472
                                                      ---------    ---------
                                                        212,485      199,159
         Less- Accumulated depreciation                 (56,328)     (46,676)
                                                      ---------    ---------
                  Net property and equipment            156,157      152,483
                                                      ---------    ---------

Investments                                               5,751        4,717
Service agreements, net                                 122,316      104,773
Excess of purchase price over the fair value of net
         assets acquired, net                             7,578        7,793
Other assets, net                                         1,264        1,041
                                                      ---------    ---------
         Total assets                                 $ 431,980    $ 400,634
                                                      =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,   December 31,
                                                                    1998          1997
                                                                 ---------   ------------
Current liabilities:
         Accounts payable                                        $  26,357    $  24,380
         Accrued liabilities
                  Salaries and benefits                              7,813        7,969
                  Other                                              3,756        3,262
                                                                 ---------    ---------
                                                                    11,569       11,231

         Deferred revenue                                               --        1,904
         Due to related party                                        3,856        4,908
         Current maturities of long-term debt                       10,418        8,683
         Income tax payable                                          1,690           --
                                                                 ---------    ---------
                  Total current liabilities                         53,890       51,106

Long-term debt, net of current maturities                           46,293       42,386
Subordinated convertible promissory notes                              900        7,275
Construction and retainage payable                                     402          275
Deferred income taxes                                               11,188        9,042
Minority interest                                                      341          246
                                                                 ---------    ---------
                  Total liabilities                                113,014      110,330
                                                                 ---------    ---------

Commitments and contingencies

Stockholders' equity:
         Series A and B preferred stock, 10,000 shares
           authorized, no shares issued and outstanding                 --           --
         Series One Junior preferred stock, 500 shares
           authorized, no shares issued and outstanding                 --           --
         Common stock, no par value, $.01 stated value per
           share, 150,000 shares authorized, 51,014 and 48,999
           shares issued at June 30, 1998, and December 31,
            1997, respectively                                         510          490
         Additional paid-in capital                                253,119      240,543
         Common stock to be issued, 1,790 shares                    21,183       19,885
         Valuation adjustment - investment in common stock            (258)        (696)
         Retained earnings                                          44,412       30,082
                                                                 ---------    ---------
                  Total stockholders' equity                       318,966      290,304

                                                                 =========    =========
                  Total liabilities and stockholders' equity     $ 431,980    $ 400,634
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                 ---------------------    ---------------------
                                                   1998        1997         1998        1997
                                                 ---------   ---------    ---------   ---------
Revenues:
         Management fees                         $  89,473   $  66,899    $ 171,867   $ 134,465
         Other revenues                              7,821       5,815       15,940      11,022
                                                 ---------   ---------    ---------   ---------
                   Total revenues                   97,294      72,714      187,807     145,487
                                                 ---------   ---------    ---------   ---------

Costs and expenses:

         Salaries and benefits                      23,033      20,504       45,020      40,227
         Pharmaceuticals and supplies               36,006      23,212       67,811      46,962
         General and administrative                 15,058      15,885       30,088      27,898
         Provision for uncollectible accounts        4,164      41,172        7,989      44,483
         Depreciation and amortization               6,014       5,210       11,886      10,077
         Interest expense                              952         960        2,181       1,643
                                                 ---------   ---------    ---------   ---------
                   Total costs and expenses         85,227     106,943      164,975     171,290

                                                 ---------   ---------    ---------   ---------
Income (loss) before taxes                          12,067     (34,229)      22,832     (25,803)
                                                 ---------   ---------    ---------   ---------

Provision for income taxes:
         Current                                     3,703     (12,323)       6,659      (9,394)
         Deferred                                      752         477        1,843         876
                                                 ---------   ---------    ---------   ---------
              Total provision for income taxes       4,455     (11,846)       8,502      (8,518)


                                                 ---------   ---------    ---------   ---------
Net income (loss)                                $   7,612   $ (22,383)   $  14,330   $ (17,285)
                                                 =========   =========    =========   =========

Net income (loss) per share
         Basic                                   $    0.14   $   (0.44)   $    0.28   $   (0.34)
                                                 =========    =========   =========   =========
         Diluted                                 $    0.14   $   (0.44)   $    0.27   $   (0.34)
                                                 =========   =========    =========   =========

Average number of shares outstanding
         Basic                                      52,784      50,562       51,929      50,739
                                                 =========   =========    =========   =========
         Diluted                                    53,346      50,562       53,268      50,739
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  1998        1997
                                                                                --------    --------
Cash flows from operating activities:
         Net income (loss)                                                      $ 14,330    $(17,285)
         Adjustments to reconcile net income to net cash
              used in operating activities
                  Depreciation and amortization                                   11,886      10,077
                  Undistributed earnings of investments                             (440)         --
                  Deferred income tax, net                                         1,843         876
                  Amortization of deferred revenues                               (1,716)         --
                  Provision for uncollectible accounts                                --      44,483
                  Gain on sale of the ambulatory surgery center                       --        (511)
                  Changes in operating assets and liabilities:
                       Increase in receivables, net                              (10,945)    (34,541)
                       Decrease (increase) in income tax receivable                8,105     (15,216)
                       Increase in inventories and prepaids                       (4,104)     (2,275)
                       (Increase) decrease in other current assets                   (32)        340
                       Increase in accounts payable
                            and accrued liabilities                                2,315       1,251
                       Increase in deferred liabilities                               --         502
                       Decrease in due to related party                           (1,052)     (1,770)
                       Increase in income tax payable                              1,690          --
                                                                                --------    --------
                          Net cash provided by (used in) operating activities     21,880     (14,069)
                                                                                --------    --------

Cash flows from investing activities:
         Capital expenditures                                                    (12,886)    (20,470)
         Construction and retainage                                                  127        (265)
         Service agreements                                                       (8,229)     (5,603)
         Capital contributions to limited partnership                               (461)         --
         Sale of the ambulatory surgery center                                        --       1,950
         Other                                                                      (651)         --
                                                                                --------    --------
                  Net cash used in investing activities                          (22,100)    (24,388)
                                                                                --------    --------

Cash flows from financing activities:
         Net proceeds from borrowings under the Revolver                           4,000      33,000
         Payments on long-term borrowings                                         (3,149)     (1,761)
         Issuance of common stock                                                    975         190
                                                                                --------    --------
                  Net cash provided by financing activities                        1,826      31,429
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                               1,606      (7,028)
Cash and cash equivalents, beginning of period                                     2,772       7,679
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $  4,378    $    651
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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months and six months ended June 30, 1998, and 1997, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the six months ended June 30, 1998, the Company acquired assets in exchange for $6,916 of notes payable, assumption of liabilities of $236, and has issued or agreed to issue approximately $4,421 of common stock in connection with the execution of certain Service Agreements. On April 1, 1998, $8,500 of the outstanding subordinated convertible promissory notes were converted to common stock.

         During the six months ended June 30, 1997, the Company acquired assets in exchange for $10,309 of notes payable, $8,500 of subordinated convertible promissory notes, and has issued or agreed to issue approximately $2,081 of common stock in connection with the execution of certain Service Agreements.

                                              Six Months Ended June 30,
                                              -------------------------
                                                 1998           1997
                                              -----------    -----------

Cash paid during the period:
    Interest, net of amount capitalized       $     1,667    $     1,232
    Income taxes                              $       750    $     5,335



3.       MANAGEMENT FEES:

         The following table summarizes the derivation of Management Fees for the three and six months ended June 30, 1998.

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                   ---------------------------      -------------------------
                                       1998            1997           1998            1997
                                    ---------       ---------       ---------       ---------
Medical practice revenues           $ 118,122       $  93,706       $ 229,611       $ 183,675
Amounts retained by physicians        (28,649)        (26,807)        (57,744)        (49,210)
                                    ---------       ---------       ---------       ---------
     Management fees                $  89,473       $  66,899       $ 171,867       $ 134,465
                                    =========       =========       =========       =========

4.       EARNINGS PER SHARE:

     The following is a reconciliation of the components of earnings per share for the three and six months ended June 30, 1998 and 1997.

       Three Months Ended June 30, 1998 --
                                                                                     PER-SHARE
                                                               INCOME     SHARES      AMOUNT
                                                             ---------   ---------   ---------
            Basic earnings per share, June 30, 1998
                Income available to common stockholders      $   7,612      52,784   $    0.14

            Effect of Dilutive Securities
                Stock options                                       --         495          --
                Subordinated convertible promissory notes            8          67          --
                                                             ---------   ---------   ---------
            Diluted earnings per share, June 30, 1998        $   7,620      53,346   $    0.14
                                                             =========   =========   =========

       Three Months Ended June 30, 1997 --

                                                                                     PER-SHARE
                                                               INCOME     SHARES      AMOUNT
                                                             ---------   ---------   ---------
            Basic and diluted earnings per share,
                June 30, 1998
                Income available to common stockholders      $(22,383)      50,562   $   (0.44)
                                                             =========   =========   =========

       Six Months Ended June 30, 1998 --

                                                                                     PER-SHARE
                                                               INCOME     SHARES      AMOUNT
                                                             ---------   ---------   ---------
            Basic earnings per share, June 30,1998
                Income available to common stockholders      $ 14,330       51,929   $    0.28

            Effect of dilutive securities
                Stock options                                      --          479        0.01
                Subordinated convertible promissory notes         144          860          --
                                                             ---------   ---------   ---------
            Diluted earnings per share, June 30, 1997        $ 14,474       53,268   $    0.27
                                                             ========    =========   =========

       Six Months Ended June 30, 1997 --
                                                                                     PER-SHARE
                                                               INCOME     SHARES      AMOUNT
                                                             ---------   ---------   ---------
            Basic and diluted earnings per share,
                June 30, 1998
                Income available to common stockholders      $(17,285)      50,739   $   (0.34)
                                                             ========    =========   =========

         Because the Company reported a loss for the three and six months ended June 30, 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to stock options since the effect would be antidilutive. If stock options had been included in the computation of diluted earnings per share, the number of shares would have increased by 350 and 298, for the three and six months ended June 30, 1997, respectively.

5.       COMMITMENTS:

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the three and six months ended June 30, 1998, the Company's management fee was reduced by $63 and $431, respectively.


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

                       Three Months Ended      Six Months Ended
                            June 30,               June 30,
                       -------------------    -------------------
                         1998       1997        1998        1997
                       --------   --------    --------   --------
Net income (loss):
         As reported   $  7,612   $(22,383)   $ 14,330   $(17,285)
         Pro forma     $  7,165   $(22,683)   $ 13,384   $(17,982)

         Proforma basic earnings per share and diluted earnings per share would have been as follows:

                             Three Months Ended      Six Months Ended
                                  June 30,               June 30,
                             -------------------    -------------------
                               1998       1997        1998        1997
                             --------   --------    --------   --------

Basic earnings per share     $   0.14   $  (0.45)   $   0.26   $  (0.35)
Diluted earnings per share   $   0.13   $  (0.45)   $   0.25   $  (0.35)


7.       NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of total nonowner changes in equity for all periods displayed. The Company holds shares of common stock which are accounted for under SFAS No. 115 as available-for-sale. The unrealized gains and losses on these securities are treated as a component of comprehensive income under SFAS No. 130. The Company has no other transactions that affect comprehensive income. The following is a reconciliation of the Company's net income and comprehensive income for the three and six months ended June 30, 1998, and 1997, respectively.

                                                  Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                  -------------------    -------------------
                                                    1998       1997        1998        1997
                                                  --------   --------    --------   --------
       Net income (loss):                         $  7,612   $(22,383)   $ 14,330   $(17,285)

       Unrealized gain (loss)on common                (181)        --         438         --
               stock, net of tax
                                                  --------   --------    --------   --------
       Comprehensive income (loss)                $  7,431   $(22,383)   $ 14,768   $(17,285)
                                                  ========   ========    ========   ========

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


8.       SUBSEQUENT EVENT:

         Effective July 1, 1998, the Company changed its amortization period of current and future Service Agreements to 25 years on a prospective basis. This change was made to be consistent with other companies in the Company's industry which have made this change and to address opinions expressed by certain financial regulatory bodies. Historically, the Company has amortized its Service Agreements over the initial term of the agreements, which range from 30 to 40 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1997, and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

OVERVIEW

         The Company provides the management, facilities and equipment, administrative and technical support, and other services necessary to establish and maintain a fully-integrated network of outpatient oncology care. The physician groups with whom the Company contracts ("Affiliated Physician Groups") provide care related to the diagnosis and treatment of cancer on an outpatient basis, including medical oncology, radiation oncology, gynecological oncology, and diagnostic radiology. The Company earns its revenues for services provided under its service agreements ("Service Agreements") with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fees") for services rendered, and the method of determining the fee varies by each physician group.

         The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA", "Texas Service Agreement"). The Management Fee under the Texas Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus nonphysician expenses of the related practice locations. The Texas Service Agreement represented approximately 71.1% and 72.7% of the Company's Management Fee revenue for the three months and six months ended June 30, 1998, respectively, compared with 74.4% and 76.6% for the three and six months ended June 30, 1997, respectively. Approximately 92% of the Company's Management Fees earned for both the three and six months ended June 30, 1998, were derived from Service Agreements in which the Management Fee is calculated based on Earnings and approximately 8% were derived from Service Agreements in which the Management Fee is calculated based on a fixed fee or a percentage of medical practice revenues.

         The following table summarizes the derivation of Management Fees for the three and six months ended June 30, 1998, and 1997 (in thousands)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                ----------------------    ----------------------
                                  1998         1997        1998         1997
                                ---------    ---------    ---------    ---------
Medical practice revenues        $118,122    $ 93,706    $229,611    $183,675
Amounts retained by physicians    (28,649)    (26,807)    (57,744)    (49,210)
                                ---------   ---------   ---------   ---------
   Management fees               $ 89,473    $ 66,899    $171,867    $134,465
                                =========   =========   =========   =========

         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                 Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                 -------------------     ------------------
                                                  1998         1997        1998       1997
                                                 -------     -------     -------     ------
Revenues:

Management fees                                     92.0%       92.0%       91.5%      92.4%
Other revenues                                       8.0         8.0         8.5        7.6
                                                 -------     -------     -------     ------
          Total revenues                           100.0       100.0       100.0      100.0

Costs and expenses:

Salaries and benefits                               23.6        28.2        24.0       27.7
Pharmaceutical and supplies                         37.0        31.9        36.1       32.3
General and administrative                          15.5        21.8        16.0       19.2
Provision for uncollectible accounts                 4.3        56.7         4.3       30.6
Depreciation and amortization                        6.2         7.2         6.3        6.9
                                                 -------     -------     -------     ------
    Income before interest expense and taxes        13.4       (45.8)       13.3      (16.7)
Interest expense                                     1.0         1.3         1.1        1.1
                                                 -------     -------     -------     ------
    Income before income taxes                      12.4       (47.1)       12.2      (17.8)
Income taxes                                         4.6       (16.3)        4.6       (5.9)
                                                 -------     -------     -------     ------

          Net income                                 7.8%      (30.8)%       7.6%     (11.9)%
                                                 =======     =======     =======     ======

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

         MANAGEMENT FEES. Management Fees were $89,473,000 for the three months ended June 30, 1998, compared to $66,899,000 for the three months ended
June 30, 1997, representing an increase of $22,574,000 or 33.7%. The growth in Management Fees is attributable to a $24,416,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $1,842,000. The growth in Medical Practice Revenues during the three months ended June 30, 1998, is attributable to an increase in the number of physicians by 21 from 319 to 340; an increase in the number of service locations from 111 to 127; and expansion of services provided at existing locations.

          In April 1997, the Company assumed the operations of an existing radiation facility in Columbia, Missouri, and in March 1998, these operations were moved to an existing Company location where construction was completed to integrate the medical and radiation oncology services. The Company also assumed operations of existing radiation therapy facilities in Eugene, Oregon in June 1997 and Beaumont, Texas in November 1997 through a joint venture with a hospital in those markets. In January 1998, the Company assumed the operations of an existing full-service cancer center in Chicago, Illinois in connection with the execution of a new Service Agreement with a physician group. In June 1998, the Company opened a full-service cancer center in Denison, Texas.

         Amounts Retained by Physicians were 29.4% of total revenues for the three months ended June 30, 1998, compared to 36.9% of Medical Practice Revenues for the comparable period in 1997. The decrease in the percentage is primarily due to additional revenues earned from the Company's retail pharmacy operations and investment in common stock which are not shared with the Affiliated Physician Groups pursuant to the Service Agreements. See "Other Revenues."

          Medical Practice Revenues, used in part to determine the Company's Management Fees, derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during 1998. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups during 1998, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the three months ended June 30, 1998, were $7,821,000 compared to $5,815,000 for the three months ended June 30, 1997, representing an increase of $2,006,000, or 34.5%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and the Company's interest in Ilex(TM) Oncology, Inc. ("ILEX"). Other revenues increased as a result of the development and expansion of the Company's retail pharmacy and research lines of business. Other revenues also increased $858,000 as a result of the receipt of ILEX common stock in connection with the execution of a service agreement with ILEX in June 1997.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended June 30, 1998, were $23,033,000 compared to $20,504,000 for the three months ended June 30, 1997, representing an increase of $2,529,000 or 12.3%. Salaries and benefits include costs of nonphysician clinical employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company offset, in part, by reductions of personnel through the restructuring of corporate and field office operations. The percentage of salaries and benefits to total revenues was 23.6% for the three months ended June 30, 1998, compared to 28.2% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increases in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended June 30, 1998, were $36,006,000 compared to $23,212,000 for the three months ended June 30, 1997, representing an increase of $12,794,000 or 55.1%. The percentage of pharmacy and supplies to total revenues was 37.0% for the three months ended June 30, 1998, compared to 31.9% for the three months ended June 30, 1997. Both the dollar and percentage increases in pharmaceuticals and supplies is primarily attributable to an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians managed by the Company and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1998, were $15,058,000 compared to $15,885,000 for the three months ended June 30, 1997, representing a decrease of $827,000 or 5.2%. The percentage of general and administrative expenses to total revenues was 15.5% for the three months ended June 30, 1998, compared to 21.8% for the three months ended June 30, 1997. For the three months ended June 30, 1997, a $3,133,000 nonrecurring charge was recorded for costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. After considering the nonrecurring charge recorded in 1997, general and administrative expenses increased $2,306,000. The increase in general and administrative resulted from increased lease costs, utilities, property taxes, telecommunications, and postage to support the Company's additional service locations and expanded operations at existing locations and increased maintenance costs on the Company's existing radiation and diagnostic imaging equipment located in its cancer and diagnostic radiology centers.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the three months ended June 30, 1998, was $4,164,000 compared to $41,172,000 for the three months ended June 30, 1997, representing a decrease of $37,008,000. For the quarter ended June 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable outstanding at June 30, 1997. The additional provision was for accounts receivable that the Company deemed to be uncollectible as a result of an extensive review of its outstanding accounts receivable and collection experience utilizing reports and analyses not previously available to the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1998, was $6,014,000 compared to $5,210,000 for the three months ended June 30, 1997, representing an increase of $804,000 or 15.4%. Depreciation increased $606,000 as a result of the additional office and cancer center locations that were opened by the Company since June 30, 1997. Amortization increased $198,000 as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST. Interest expense for the three months ended June 30, 1998, was $952,000 compared to $960,000 for the three months ended June 30, 1997, representing a decrease of $8,000 or 0.8%. Interest expense arises as a result of borrowings under the Company's revolving credit facility (the "Revolver") and amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements.

         INCOME TAXES. The income tax provision was $4,455,000 for the three months ended June 30, 1998, compared to an income tax benefit of $11,846,000 for the three months ended June 30, 1997, representing an increase of $16,301,000. The Company is carrying forward a tax loss that it incurred during the year ended December 31, 1997, to future year income tax returns and offsetting the loss with taxable income. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate.


SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         MANAGEMENT FEES. Management Fees were $171,867,000 for the six months ended June 30, 1998, compared to $134,465,000 for the six months ended June 30, 1997, representing an increase of $37,402,000 or 27.8%. The growth in Management Fees is attributable to a $45,936,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $8,534,000. The growth in Medical Practice Revenues during the six months ended June 30, 1998, is due to an increase in the number of physicians by 21 from 319 to 340; an increase in the number of service locations from 111 to 127; and growth of the revenue base from expansion of services provided at existing locations.

         Amounts Retained by Physicians were 30.7% of total revenues for the six months ended June 30, 1998, compared to 33.8% of total revenues for the comparable period in 1997. The decrease in the percentage is primarily due to additional revenues earned from the Company's retail pharmacy operations and investment in common stock which are not shared with the Affiliated Physician Groups pursuant to the Service Agreements. See "Other Revenues."

         Medical Practice Revenues, used in part to determine the Company's Management Fees, derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during 1998. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups during June 30, 1998, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the six months ended June 30, 1998, were $15,940,000 compared to $11,022,000 for the six months ended June 30, 1997, representing an increase of $4,918,000, or 44.6%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies, and the Company's equity interest in ILEX. The increase in other revenues was primarily attributable to the development and expansion of the Company's retail pharmacy and research lines of business. Other revenues also increased $1,662,000 as a result of the receipt of ILEX common stock in connection with the execution of a service agreement with ILEX in June 1997. Other revenues for the six months ended June 30, 1997, includes a $511,000 gain on the sale of the Company's interest in an ambulatory surgery center.

         SALARIES AND BENEFITS. Salaries and benefits for the six months ended June 30, 1998, were $45,020,000 compared to $40,227,000 for the six months ended June 30, 1997, representing an increase of $4,793,000 or 11.9%. Salaries and benefits include costs of clinical nonphysician personnel of Affiliated Physician Groups managed by the Company. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company offset, in part, by reductions of personnel through the restructuring of corporate and field office operations. The percentage of salaries and benefits to total revenues was 24.0% for the six months ended June 30, 1998, compared to 27.7% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increases in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the six months ended June 30, 1998, were $67,811,000 compared to $46,962,000 for the six months ended June 30, 1997, representing an increase of $20,849,000 or 44.4%. The percentage of pharmacy and supplies to total revenues was 36.1% for the six months ended June 30, 1998, compared to 32.3% for the six months ended June 30, 1997. Both the dollar and percentage increases in pharmaceutical and supplies is primarily attributable to an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1998, were $30,088,000 compared to $27,898,000 for the six months ended June 30, 1997, representing an increase of $2,190,000 or 7.9%. The percentage of general and administrative expenses to total revenues was 16.0% for the six months ended June 30, 1998, compared to 19.2% for the six months ended June 30, 1997. For the six months ended June 30, 1997, a $3,133,000 nonrecurring charge was recorded for costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. After considering the nonrecurring charge recorded in 1997, general and administrative expenses increased $5,323,000. The increase in general and administrative resulted from increased lease costs, utilities, property taxes, telecommunications, and postage to support the Company's additional service locations and expanded operations at existing locations and increased maintenance costs on the Company's existing radiation and diagnostic imaging equipment located in its cancer and diagnostic radiology centers.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the six months ended June 30, 1998, was $7,989,000 compared to $44,483,000 for the six months ended June 30, 1997, representing a decrease of $36,494,000. For the quarter ended June 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable outstanding at June 30, 1997. The additional provision was for accounts receivable that the Company deemed uncollectible as a result of an extensive review of its outstanding accounts receivable and collection experience utilizing reports and analyses not previously available to the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1998, was $11,886,000 compared to $10,077,000 for the six months ended June 30, 1997, representing an increase of $1,809,000 or 18.0%. Depreciation increased $1,433,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since June 30, 1997. Amortization increased $376,000 as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST. Interest expense for the six months ended June 30, 1998, was $2,181,000 compared to $1,643,000 for the six months ended June 30, 1997, representing an increase of $538,000 or 32.7%. Interest expense arises as a result of borrowings under the Company's revolving credit facility and amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements.

         INCOME TAXES. The income tax provision was $8,502,000 for the six months ended June 30, 1998, compared to an income tax benefit of $8,518,000 for the six months ended June 30, 1997. The Company is carrying forward a tax loss that it incurred during the year ended December 31, 1997, to future year income tax returns and offsetting the loss with taxable income. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate.


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

         Net cash provided by operations for the six months ended June 30, 1998, was $21,880,000. Collections of the Company's accounts receivable are an integral part of the Company's liquidity from operating activities. Under the terms of most of the Company's Service Agreements, the Company purchases from the Affiliated Physician Groups the accounts receivable arising from Medical Practice Revenues at their estimated fair value at the end of each month. Net cash provided by operations decreased $10,945,000 as a result of the increase in outstanding accounts receivable. The increase in accounts receivable is attributable to the increase in Medical Practice Revenues since December 31, 1997. Net cash provided by operations increased $8,105,000 as a result of the reduction in the income tax receivable. In March 1998, the Company received a $3,850,000 refund on income taxes that were paid in 1997, prior to a writedown of its accounts receivable and other nonrecurring expenses that were incurred during 1997. This writedown resulted in a tax loss for the year ended December 31, 1997, which is being carried forward to offset taxable income for 1998 and to reduce the related income tax receivable. The Company has advanced to its Affiliated Physician Groups, primarily TOPA, amounts needed for working capital purposes primarily to assist with the development of new markets. The advances decreased $2,754,000 since December 31, 1997, to $12,558,000. These advances bear interest at the prime rate (8.5% at June 30, 1998).

         Net cash used in investing activities for the six months ended June 30, 1998, was $22,100,000. During the six months ended June 30, 1998, the Company expended $8,229,000 in partial consideration to enter into Service Agreements. Capital expenditures during the six months ended June 30, 1998, were $12,886,000. The Company continued and completed the construction of cancer centers in Columbia, Missouri and Denison, Texas. Construction of a cancer center in Maplewood, Minnesota continued and was completed in July 1998. These expenditures were funded through cash flow provided by operations and through borrowings under the Revolver. Contributions to a limited partnership were $461. The limited partnership, in which the Company is the general partner, continued and completed construction of a cancer center in Eugene, Oregon.

         Net cash flows from financing activities for the six months ended June 30, 1998, were $1,826,000. At June 30, 1998, borrowings under the Revolver were $36,000,000, an increase of $4,000,000 since December 31, 1997. Payments to Affiliated Physician Groups on long-term notes issued as partial consideration for entering into Service Agreements were $3,149,000.


         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .90% at June 30, 1998) or at Bank One Texas, N.A.'s prime rate (8.5% at June 30, 1998). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At June 30, 1998, $104,000,000 was available for borrowing under the Revolver.

          The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the acquisition of Service Agreements; debt repayments under the Revolver; and working capital. The Company believes that cash flows provided by operations and the unused borrowing capacity under the Revolver will be sufficient to meet its needs, and, therefore, the Company does not anticipate raising capital through offerings of common stock to the public in the near-term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1999, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company.


YEAR 2000 COMPLIANCE

         The Company is dependent upon its computer systems to bill patients for services rendered by the Affiliated Physician Groups and to accumulate and report the related revenues and expenses of Affiliated Physician Groups. The Company's principal patient accounting system is not currently capable of processing year 2000 transactions; however, the vendor is expected to deliver an update to the software during the third quarter of 1998 to make the system operational for the year 2000. The Company does not believe that the costs to make the current practice management systems and other ancillary computer systems operational for the year 2000 will be material. In addition, the Company is currently installing a new general ledger, materials management, and accounts payable system that is year 2000 compatible. This new financial system is expected to be fully installed and operational by the third quarter of 1998. The Company is also currently assessing a new practice management system that is year 2000 compatible, and the installation is expected to be fully installed and operational before January 2000. The total cost of the new practice management system, exclusive of internal costs, is anticipated to be between $4-5 million. Such costs will be funded through operations or working capital advances under the Revolver. A committee has also been formed to address the Year 2000 implications throughout the Company, particularly as it relates to its medical equipment used in its cancer centers and office locations. The Company does not anticipate that material costs will be incurred to make equipment affected by the Year 2000 operational.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Inapplicable.

ITEM 2.  CHANGES IN SECURITIES.


         Except as described below in response to this item, no securities of the Company have been sold by the Company during the three-month period ended June 30, 1998, without registration under the Securities Act of 1933. The issuance of securities described below have been, or will be, made in reliance on Section 4(2) of the Securities Act of 1933.

         Effective April 1, 1998, the Company entered into a Purchase Agreement with Israel Wiznitzer, M.D. ("Wiznitzer") and agreed to issue Wiznitzer, as partial consideration for the assets purchased and for affiliating with Hematology Oncology Associates of Illinois, L.L.C. ("HOA"), one of the Company's Affiliated Physician Groups, shares of Common Stock having an aggregate value of $256,500 to be issued on April 1, 2002.

         Effective April 1, 1998, the Company entered into a Purchase Agreement with Max Haid, M.D. ("Haid") and agreed to issue Haid, as partial consideration for the assets purchased and for affiliating with HOA shares of Common Stock having an aggregate value of $313,500 to be issued on April 1, 2002.

         Effective April 1, 1998, the Company issued 5,032 shares to HOA pursuant to the terms of a Regional Consulting Agreement between the Company and HOA.

         Effective May 1, 1998, the Company agreed to issue to Mid-Missouri Radiation Consultants, Inc. 20,064 shares of Common Stock pursuant to the terms of a Regional Consulting Agreement, of which 5,016 shares were issued on May 1, 1998, and 5,016 shares will be issued on each of October 1, 1998, 1999, and 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on May 12, 1998 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect nine directors, John T. Casey, Merrick H. Reese, M.D.,

Joseph S. Bailes, M.D., Nancy G. Brinker, Robert W. Daly, Boone Powell, Jr., J. Taylor Crandall, Terrence J. Mulligan, and Burton S. Schwartz, M.D. for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the nominees for director:

           Nominee                       For        Against/Withheld
        --------------------         ----------     ----------------
        John T. Casey                38,260,152          55,127
        Merrick H. Reese, M.D.       38,260,152          55,127
        Joseph S. Bailes, M.D.       38,260,152          55,127
        Nancy G. Brinker             38,260,152          55,127
        Robert W. Daly               38,260,152          55,127
        Boone Powell, Jr.            38,260,152          55,127
        J. Taylor Crandall           38,260,152          55,127
        Terrence J. Mulligan         38,260,152          55,127
        Burton S. Schwartz, M.D.     38,260,152          55,127

         The shareholders of the Company also voted to amend the Employee Stock Option Plan ("Plan") to increase the number of shares authorized to be issued under the Plan from 3,272,402 to 5,000,000. The amendment was approved by the shareholders with 35,119,406 votes cast for the amendment and 3,195,873 votes cast against the amendment or withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. See index to Exhibits following signatures.
         (b) The Company filed no report on Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHYSICIAN RELIANCE NETWORK, INC.


Date:  August 13, 1998           By: /s/ JOHN T. CASEY
                                    -------------------------------
                                    John T. Casey, Chairman and
                                    Chief Executive Officer


                                 By: /s/ MICHAEL N. MURDOCK
                                    -------------------------------
                                    Michael N. Murdock, Executive Vice President
                                    and Chief Financial Officer

                               INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                               DESCRIPTION
   --------    ----------------------------------------------------------------
     3.1       --       Articles of Incorporation of Registrant. (1)
     3.2       --       Bylaws of the Registrant. (2)
     4.1       --       See Exhibits 3.1 and 3.2 for provisions of the
                        Articles of Incorporation and Bylaws defining rights
                        of the holders of the Common Stock of the Registrant.
     4.2       --       Form of Stock Certificate for the Common Stock of the
                        Registrant. (2)
     4.3       --       Rights Agreement, dated as of June 2, 1997, between
                        Physician Reliance Network, Inc. and Harris Trust and
                        Savings Bank, as Rights Agent, which includes as
                        exhibits the Form of Rights Certificate and the
                        Summary of Rights Agreements. (3)
     27.1      --       Financial Data Schedule, Six Months Ended June 30, 1998
     27.2      --       Financial Data Schedule, Six Months Ended June 30, 1997


     (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

     (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.