Form 10-Q
period 1998-09-30
PHYSICIAN RELIANCE NETWORK INC
filed 1998-11-16
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                         Commission file number 0-24872
                                                -------

                        Physician Reliance Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Texas                                         75-2495107
------------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)

      5420 LBJ Freeway, Suite 900
            Dallas, Texas                                           75240
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:   (972) 392-8700
                                                      --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         As of November 10, 1998, approximately 51,403,943 shares of Common Stock were issued and outstanding.

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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                     ASSETS

                                                                          September 30,                  December 31,
                                                                              1998                           1997
                                                                          -------------                  -------------
Current assets:
         Cash and cash equivalents                                        $       3,552                  $       2,772
         Investment in common stock, net                                          5,445                          2,301
         Accounts receivable, net                                               101,255                         87,160
         Due from related parties                                                11,722                         15,312
         Other receivables                                                        7,047                          2,855
         Inventories                                                             12,875                          8,078
         Prepaid expenses and other                                               1,285                          1,445
         Income tax receivable                                                      254                          8,815
         Deferred income tax                                                      1,112                          1,089
                                                                          -------------                  -------------
                  Total current assets                                          144,547                        129,827
                                                                          -------------                  -------------

Property and equipment:
         Land                                                                    15,688                         15,240
         Buildings                                                               63,806                         62,084
         Furniture and equipment                                                132,533                        121,363
         Construction-in-progress                                                 4,567                            472
                                                                          -------------                  -------------
                                                                                216,594                        199,159
         Less- Accumulated depreciation                                         (61,475)                       (46,676)
                                                                          -------------                  -------------
                  Net property and equipment                                    155,119                        152,483
                                                                          -------------                  -------------

Investments                                                                       7,214                          4,717
Service agreements, net                                                         121,196                        104,773
Excess of purchase price over the fair value of net
         assets acquired, net                                                     9,853                          7,793
Other assets, net                                                                 1,116                          1,041
                                                                          -------------                  -------------
         Total assets                                                     $     439,045                  $     400,634
                                                                          =============                  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,               December 31,
                                                                                    1998                        1997
                                                                                 -----------                -----------
Current liabilities:
         Accounts payable                                                        $    22,149                $    24,380
         Accrued liabilities
                  Salaries and benefits                                                8,478                      7,969
                  Other                                                                4,548                      3,262
                                                                                 -----------                -----------
                                                                                      13,026                     11,231

         Deferred revenue                                                              2,330                      1,904
         Due to related party                                                          2,314                      4,908
         Current maturities of long-term debt                                         10,418                      8,683
                                                                                 -----------                -----------
                  Total current liabilities                                           50,237                     51,106

Long-term debt, net of current maturities                                             49,077                     42,386
Subordinated convertible promissory notes                                                900                      7,275
Construction and retainage payable                                                       275                        275
Deferred income taxes                                                                 12,156                      9,042
Minority interest                                                                        384                        246
                                                                                 -----------                -----------
                  Total liabilities                                                  113,029                    110,330
                                                                                 -----------                -----------

Commitments and contingencies

Stockholders' equity:
         Series A and B preferred stock, 10,000 shares
           authorized, no shares issued and outstanding                                   --                         --
         Series One Junior preferred stock, 500 shares
           authorized, no shares issued and outstanding                                   --                         --
         Common stock, no par value, $.01 stated value per
           share, 150,000 shares authorized, 51,215 and 48,999
           shares issued at September 30, 1998, and December 31,
            1997, respectively                                                           512                        490
         Additional paid-in capital                                                  253,179                    240,543
         Common stock to be issued, 1,680 shares                                      21,183                     19,885
         Valuation adjustment - investment in common stock                              (830)                      (696)
         Retained earnings                                                            51,972                     30,082
                                                                                 -----------                -----------
                  Total stockholders' equity                                         326,016                    290,304
                                                                                 -----------                -----------
                  Total liabilities and stockholders' equity                     $   439,045                $   400,634
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                       ---------------------------         ---------------------------
                                                         1998               1997             1998               1997
                                                       --------           --------         --------           --------
Revenues:

         Management fees                               $ 94,570           $ 77,460         $266,437           $211,925
         Other revenues                                   8,669              7,023           24,609             18,045
                                                       --------           --------         --------           --------
                   Total revenues                       103,239             84,483          291,046            229,970
                                                       --------           --------         --------           --------

Costs and expenses:

         Salaries and benefits                           23,766             22,471           68,786             62,698
         Pharmaceuticals and supplies                    38,882             28,815          106,693             75,777
         General and administrative                      16,446             15,030           46,534             42,928
         Provision for uncollectible accounts             4,585              3,532           12,574             48,015
         Depreciation and amortization                    6,626              5,550           18,512             15,627
         Interest expense                                   853              1,253            3,034              2,896
                                                       --------           --------         --------           --------
                   Total costs and expenses              91,158             76,651          256,133            247,941

                                                       --------           --------         --------           --------
Income (loss) before taxes                               12,081              7,832           34,913            (17,971)
                                                       --------           --------         --------           --------

Provision for income taxes:
         Current                                          3,406              2,375           10,065             (7,019)
         Deferred                                         1,078                549            2,921              1,425
                                                       --------           --------         --------           --------
                   Total provision for income taxes       4,484              2,924           12,986             (5,594)

                                                       ========           ========         ========           ========
Net income (loss)                                      $  7,597           $  4,908         $ 21,927           $(12,377)
                                                       ========           ========         ========           ========

Net income (loss) per share
         Basic                                         $   0.14           $   0.10         $   0.42           $  (0.24)
                                                       ========           ========         ========           ========
         Diluted                                       $   0.14           $   0.10         $   0.41           $  (0.24)
                                                       ========           ========         ========           ========

Average number of shares outstanding
         Basic                                           52,873             50,559           52,283             50,557
                                                       ========           ========         ========           ========
         Diluted                                         53,169             51,011           53,264             50,557
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                        -------------------------------
                                                                                           1998                 1997
                                                                                        ---------           -----------
Cash flows from operating activities:
         Net income (loss)                                                              $  21,927           $   (12,377)
         Adjustments to reconcile net income to net cash used in operating activities
                  Depreciation and amortization                                            18,512                15,627
                  Undistributed earnings of investments                                      (637)                   --
                  Deferred income tax, net                                                  2,921                 1,425
                  Deferred revenues                                                        (2,493)                 (936)
                  Provision for uncollectible accounts                                     12,574                48,015
                  Gain on sale of the ambulatory surgery center                                --                  (511)
                  Changes in operating assets and liabilities:
                       Increase in receivables, net                                       (26,669)              (33,543)
                       Increase in other receivables                                       (4,192)               (7,343)
                       Increase in income tax receivable                                    8,538               (12,526)
                       (Increase) decrease in inventories, prepaids and other              (4,191)               (3,422)
                       (Decrease)Increase in accounts payable and accrued liabilities        (436)                3,927
                       Increase in deferred revenue                                           426                   354
                       Increase (decrease) in due to related party                         (2,594)               (2,146)
                                                                                        ---------           -----------
                            Net cash provided by (used in) operating activities            23,686                (3,456)
                                                                                        ---------           -----------
Cash flows from investing activities:
         Capital expenditures                                                             (17,435)              (25,016)
         Construction and retainage                                                            --                  (265)
         Excess of purchase price over fair value of assets received                       (2,500)               (4,007)
         Service agreements                                                                (8,229)               (8,543)
         Capital contributions to limited partnership                                      (1,860)                   --
         Sale of the ambulatory surgery center                                                 --                 1,950
         Other                                                                              2,509                   125
                                                                                        ---------           -----------
                  Net cash used in investing activities                                   (27,515)              (35,756)
                                                                                        ---------           -----------

Cash flows from financing activities:
         Net proceeds from borrowings under the Revolver                                    8,000                32,000
         Payments on long-term borrowings                                                  (4,366)               (2,390)
         Minority interest                                                                     --                 3,481
         Issuance of common stock                                                             975                   602
                                                                                        ---------           -----------
                  Net cash provided by financing activities                                 4,609                33,693
                                                                                        ---------           -----------
Net increase (decrease) in cash and cash equivalents                                          780                (5,519)

Cash and cash equivalents, beginning of period                                              2,772                 7,679
                                                                                        ---------           -----------
Cash and cash equivalents, end of period                                                $   3,552           $     2,160
                                                                                        =========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries for the three months and nine months ended September 30, 1998, and 1997, respectively. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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


2. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedule of noncash investing and financing activities are as follows:

         During the nine months ended September 30, 1998, the Company acquired assets in exchange for $6,916 of notes payable, assumption of liabilities of $236, and has issued or agreed to issue approximately $4,421 of common stock in connection with the execution of certain Service Agreements. On April 1, 1998, $8,500 of the outstanding subordinated convertible promissory notes were converted to common stock.

         During the nine months ended September 30, 1997, the Company acquired assets in exchange for $1,890 of notes payable, $9,400 of subordinated convertible promissory notes, and has issued or agreed to issue approximately $2,449 of common stock in connection with the execution of certain Service Agreements.

                                                                             Nine Months Ended September 30,
                                                                           -----------------------------------
                                                                             1998                       1997
                                                                           ---------                 ---------
Cash paid during the period:
    Interest, net of amount capitalized                                    $   2,757                 $   2,193
    Income taxes                                                           $   5,427                 $   5,335



3. MANAGEMENT FEES:

         The following table summarizes the derivation of Management Fees for the three and nine months ended September 30, 1998.

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     ------------------------           ---------------------------
                                                      1998             1997               1998              1997
                                                     --------        --------           --------           --------

Medical practice revenues                            $124,782        $100,277           $354,393           $283,952
Amounts retained by physicians                        (30,212)        (22,817)           (87,956)           (72,027)
                                                     --------        --------           --------           --------
     Management fees                                 $ 94,570        $ 77,460           $266,437           $211,925
                                                     ========        ========           ========           ========

4.       EARNINGS PER SHARE:

     The following is a reconciliation of the components of earnings per share for the three and nine months ended September 30, 1998 and 1997.

       Three Months Ended September 30, 1998 --
                                                                                                                     PER-SHARE
                                                                             INCOME                SHARES              AMOUNT
                                                                            --------               ------              ------
            Basic earnings per share, September 30, 1998
                Income available to common stockholders                       $7,597               52,873               $0.14

            Effect of Dilutive Securities
                Stock options                                                     --                  229                  --
                Subordinated convertible promissory notes                          8                   67                  --

                                                                            --------               ------              ------
            Diluted earnings per share, September 30, 1998                    $7,605               53,169               $0.14
                                                                            ========               ======              ======

       Three Months Ended September 30, 1997 --
                                                                                                                     PER-SHARE
                                                                             INCOME                SHARES              AMOUNT
                                                                            --------               ------              ------
            Basic earnings per share, September 30, 1997
                Income available to common stockholders                       $4,908               50,559               $0.10

            Effect of Dilutive Securities
                Stock options                                                     --                  452                  --
                Subordinated convertible promissory notes                         --                   --                  --

                                                                            --------               ------              ------
            Diluted earnings per share, September 30, 1997                    $4,908               51,011               $0.10
                                                                            ========               ======              ======

       Nine Months Ended September 30, 1998 --
                                                                                                                     PER-SHARE
                                                                             INCOME                SHARES              AMOUNT
                                                                            --------               ------              ------
            Basic earnings per share, September 30,1998
                Income available to common stockholders                      $21,927               52,283               $0.42

            Effect of dilutive securities
                Stock options                                                     --                  388                  --
                Subordinated convertible promissory notes                        151                  593               (0.01)

                                                                            --------               ------              ------
            Diluted earnings per share, September 30, 1998                   $22,078               53,264               $0.41
                                                                            ========               ======              ======

       Nine Months Ended September 30, 1997 --
                                                                                                                     PER-SHARE
                                                                             INCOME                SHARES              AMOUNT
                                                                            --------               ------              ------
            Basic and diluted  (loss)  earnings per share,  September
       30, 1997                                                             $(12,377)              50,557              $(0.24)
                Income available to common stockholders
                                                                            ========               ======              ======

         Because the Company reported a loss for the nine months ended September 30, 1997, no additional securities or related adjustments to income were made for the common stock equivalents related to stock options since the effect would be antidilutive. If stock options had been included in the computation of diluted earnings per share, the number of shares would have increased by 452 and 309, for the three and nine months ended September 30, 1997, respectively.

5. COMMITMENTS:

         The service agreement with the Minnesota physician group provides for a reduction of the Company's management fee under certain circumstances. For the three and nine months ended September 30, 1998, the Company's management fee was reduced by $149 and $580, respectively.


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


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                 ------------------------         ----------------------------
                                                  1998             1997             1998               1997
                                                 ------          --------         -------          -----------
           Net income (loss):
                    As reported                  $7,597          $  4,908         $21,927          $   (12,377)
                    Pro forma                    $6,953          $  4,573         $20,367          $   (13,395)

         Proforma basic earnings (loss) per share and diluted earnings per share would have been as follows:

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                     -------------------            --------------------------
                                                     1998          1997             1998                 1997
                                                     -----         -----            -----               ------

           Basic earnings (loss) per share           $0.13         $0.09            $0.39               $(0.26)
           Diluted earnings (loss) per share         $0.13         $0.09            $0.38               $(0.26)

7. NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of total nonowner changes in equity for all periods displayed. The Company holds shares of common stock which are accounted for under SFAS No. 115 as available-for-sale. The unrealized gains and losses on these securities are treated as a component of comprehensive income under SFAS No. 130. The Company has no other transactions that affect comprehensive income. The following is a reconciliation of the Company's net income and comprehensive income for the three and nine months ended September 30, 1998, and 1997, respectively.


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                 -------------------------         -------------------------
                                                  1998               1997           1998              1997
                                                 ------             ------         -------          --------
       Net income (loss):                        $7,597             $4,908         $21,927          $(12,377)

       Unrealized gain (loss)on common
                stock, net of tax                  (443)                --              24                --

                                                 ------             ------         -------          --------
       Comprehensive income (loss)               $7,154             $4,908         $21,951          $(12,377)
                                                 ======             ======         =======          ========


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

         The Company's most significant service agreement is with Texas Oncology, P.A. ("TOPA", "Texas Service Agreement"). The Management Fee under the Texas Service Agreement is calculated based upon a percentage of the earnings before interest and taxes ("Earnings") plus non-physician expenses of the related practice locations. The Texas Service Agreement represented approximately 71.6% and 72.5% of the Company's Management Fee revenue for the three months and nine months ended September 30, 1998, respectively, compared with 75% for each of the three and nine months ended September 30, 1997, respectively. Approximately 92% of the Company's Management Fees earned for both the three and nine months ended September 30, 1998, were derived from Service Agreements in which the Management Fee is calculated based on Earnings and approximately 8% were derived from Service Agreements in which the Management Fee is calculated based on a fixed fee or a percentage of medical practice revenues.

         The following table summarizes the derivation of Management Fees for the three and nine months ended September 30, 1998, and 1997 (in thousands)

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                               -------------------------        ---------------------------
                                                 1998             1997            1998               1997
                                               --------         --------        --------           --------

           Medical practice revenues           $124,782         $100,277        $354,393           $283,952
           Amounts retained by physicians       (30,212)         (22,817)        (87,956)           (72,027)
                                               --------         --------        --------           --------
                Management fees                $ 94,570         $ 77,460        $266,437           $211,925
                                               ========         ========        ========           ========

         The following table sets forth the percentages of total revenues represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                          -----------------------                 -----------------------
                                                          1998              1997                  1998              1997
                                                          -----             -----                 -----             -----
Revenues:

Management fees                                            91.6%             91.7%                 91.5%             92.2%
Other revenues                                              8.4               8.3                   8.5               7.8
                                                          -----             -----                 -----             -----
          Total revenues                                  100.0             100.0                 100.0             100.0

Costs and expenses:

Salaries and benefits                                      23.0              26.6                  23.6              27.3
Pharmaceutical and supplies                                37.7              34.1                  36.7              32.9
General and administrative                                 15.9              17.7                  16.0              18.7
Provision for uncollectible accounts                        4.5               4.2                   4.3              20.9
Depreciation and amortization                               6.4               6.6                   6.4               6.8
                                                          -----             -----                 -----             -----
    Income before interest expense and taxes               12.5              10.8                  13.0              (6.6)
Interest expense                                             .8              1.5                    1.0               1.2
                                                          -----             -----                 -----             -----
    Income before income taxes                             11.7               9.3                  12.0              (7.8)
Income taxes                                                4.3               3.5                   4.5              (2.4)
                                                          -----             -----                 -----             -----

          Net income                                        7.4%              5.8%                  7.5%             (5.4)%
                                                          =====             =====                 =====             =====


THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         MANAGEMENT FEES. Management Fees were $94,570,000 for the three months ended September 30, 1998, compared to $77,460,000 for the three months ended September 30, 1997, representing an increase of $17,110,000 or 22.1%. The growth in Management Fees is attributable to a $24,505,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $7,395,000. The growth in Medical Practice Revenues during the three months ended September 30, 1998 is attributable to an increase in the number of physicians by 11 from 340 to 351; an increase in the number of service locations; and expansion of services provided at existing locations. Amounts Retained by Physicians were 29.3% of total revenues for the three months ended September 30, 1998, compared to 27.0% of total revenues for the comparable period in 1997.

         The Company assumed operations of existing radiation therapy facilities in Eugene, Oregon in June 1997 and Beaumont, Texas in November 1997 through a joint venture with a hospital in these markets. In January 1998, the Company assumed the operations of an existing full-service cancer center in Chicago, Illinois in connection with the execution of a new Service Agreement with a physician group. In June 1998, the Company opened a full-service cancer center in Denison, Texas.

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

         OTHER REVENUES. Other revenues for the three months ended September 30, 1998, were $8,669,000 compared to $7,023,000 for the three months ended September 30, 1997, representing an increase of $1,646,000, or 23.4%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, and the Company's interest in Ilex(TM) Oncology, Inc. ("ILEX"). The increase of $1,646,000 in other revenues is the result of the development and expansion of the Company's retail pharmacy and research lines of business as well as the receipt of ILEX common stock in connection with the execution of a service agreement in June 1997.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended September 30, 1998, were $23,766,000 compared to $22,471,000 for the three months ended September 30, 1997, representing an increase of $1,295,000 or 5.8%. Salaries and benefits include costs of nonphysician clinical employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company offset, in part, by reductions of personnel through the restructuring of corporate and field office operations. The percentage of salaries and benefits to total revenues was 23.0% for the three months ended September 30, 1998, compared to 26.6% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increases in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended September 30, 1998, were $38,882,000 compared to $28,815,000 for the three months ended September 30, 1997, representing an increase of $10,067,000 or 34.9%. The percentage of pharmacy and supplies to total revenues was 37.7% for the three months ended September 30, 1998, compared to 34.1% for the three months ended September 30, 1997. Both the dollar and percentage increases in pharmaceuticals and supplies is primarily attributable to (i) an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians managed by the Company and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies and (ii) an increase in the usage of higher cost pharmaceuticals.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1998, were $16,446,000 compared to $15,030,000 for the three months ended September 30, 1997, representing a increase of $1,416,000 or 9.4%. The percentage of general and administrative expenses to total revenues was 15.9% for the three months ended September 30, 1998, compared to 17.8% for the three months ended September 30, 1997. The incremental increase in total revenues were at a higher rate than the corresponding expenses.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the three months ended September 30, 1998, was $4,585,000 compared to $3,532,000 for the three months ended September 30, 1997, representing a increase of $1,053,000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1998, was $6,626,000 compared to $5,550,000 for the three months ended September 30, 1997, representing an increase of $1,076,000 or 19.4%. Depreciation increased $609,000 as a result of the additional office and cancer center locations that were opened by the Company since September 30, 1997. Amortization increased (i) $300,000 as a result of the change (effective July 1, 1998) in the amortization period of the Service Agreements to 25 years on a prospective basis and (ii) $467,000 as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST. Interest expense for the three months ended September 30, 1998, was $853,000 compared to $1,253,000 for the three months ended September 30, 1997, representing a decrease of $400,000 or 31.9%. Interest expense arises as a result of borrowings under the Company's revolving credit facility (the "Revolver") and amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements.

         INCOME TAXES. The income tax provision was $4,484,000 for the three months ended September 30, 1998, compared to $2,924,000 for the three months ended September 30, 1997, representing an increase of $1,560,000. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate.


NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         MANAGEMENT FEES. Management Fees were $266,437,000 for the nine months ended September 30, 1998, compared to $211,925,000 for the nine months ended September 30, 1997, representing an increase of $54,512,000 or 25.7%. The growth in Management Fees is attributable to a $70,441,000 increase in Medical Practice Revenues generated by the Affiliated Physician Groups offset by an increase in Amounts Retained by Physicians pursuant to the Service Agreements of $15,929,000. The growth in Medical Practice Revenues during the nine months ended September 30, 1998 is due to an increase in the number of physicians by 32 from 319 to 351; an increase in the number of service locations; and growth of the revenue base from expansion of services provided at existing locations. Amounts Retained by Physicians were 30.2% of total revenues for the nine months ended September 30, 1998, compared to 31.3% of total revenues for the comparable period in 1997.

         Medical Practice Revenues, used in part to determine the Company's Management Fees, derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during 1998. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups during September 30, 1998, were from government agencies, primarily Medicare and Medicaid.

         OTHER REVENUES. Other revenues for the nine months ended September 30, 1998, were $24,609,000 compared to $18,045,000 for the nine months ended September 30, 1997, representing an increase of $6,564,000, or 36.4%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Affiliated Physician Groups that are sponsored by pharmaceutical companies, and the Company's equity interest in ILEX. The increase in other revenues was primarily attributable to the development and expansion of the Company's retail pharmacy and research lines of business. Other revenues for the nine months ended September 30, 1997 includes $511,000 gain on the sale of the Company's interest in an ambulatory surgery center as well as the receipt of ILEX common stock in connection with the execution of a service agreement in June 1997.

         SALARIES AND BENEFITS. Salaries and benefits for the nine months ended September 30, 1998, were $68,786,000 compared to $62,698,000 for the nine months ended September 30, 1997, representing an increase of $6,088,000 or 9.7%. Salaries and benefits include costs of clinical nonphysician personnel of Affiliated Physician Groups managed by the Company. The dollar increase in the salaries and benefits was due to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company offset, in part, by reductions of personnel through the restructuring of corporate and field office operations. The percentage of salaries and benefits to total revenues was 23.6% for the nine months ended September 30, 1998, compared to 27.3% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increases in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the nine months ended September 30, 1998, were $106,693,000 compared to $75,777,000 for the nine months ended September 30, 1997, representing an increase of $30,916,000 or 40.8%. The percentage of pharmacy and supplies to total revenues was 36.7% for the nine months ended September 30, 1998, compared to 32.9% for the nine months ended September 30, 1997. Both the dollar and percentage increases in pharmaceutical and supplies is primarily attributable to (i) an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies and (ii) an increase in the usage of higher cost pharmaceuticals.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1998, were $46,534,000 compared to $42,928,000 for the nine months ended September 30, 1997, representing an increase of $3,606,000 or 8.4%. The percentage of general and administrative expenses to total revenues was 16.0% for the nine months ended September 30, 1998, compared to 18.7% for the nine months ended September 30, 1997. For the nine months ended September 30, 1997, a $3,133,000 nonrecurring charge was recorded for costs for legal and other expenses related to pending shareholder and other litigation and the write-off of certain deferred costs. After considering the nonrecurring charge recorded in 1997, general and administrative expenses increased $6,739,000. The incremental increase in total revenues were at a higher rate than the corresponding expenses.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the nine months ended September 30, 1998, was $12,574,000 compared to $48,015,000 for the nine months ended September 30, 1997, representing a decrease of $35,441,000. For the year ended September 30, 1997, the Company provided approximately $37,841,000 in additional provision for uncollectible accounts receivable outstanding at September 30, 1997. The additional provision was for accounts receivable that the Company deemed uncollectible as a result of an extensive review of its outstanding accounts receivable and collection experience utilizing reports and analyses not previously available to the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1998, was $18,512,000 compared to $15,627,000 for the nine months ended September 30, 1997, representing an increase of $2,885,000 or 18.5%. Depreciation increased $2,043,000 as a result of the additional office and cancer center locations that were opened or assumed by the Company since September 30, 1997. Amortization increased (i) $300,000 as a result of the change (effective July 1, 1998) in the amortization period of the current Service Agreements to 25 years and (ii) $842,000 as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST. Interest expense for the nine months ended September 30, 1998, was $3,034,000 compared to $2,896,000 for the nine months ended September 30, 1997, representing an increase of $138,000 or 47.7%. Interest expense arises as a result of borrowings under the Company's revolving credit facility and amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements.

         INCOME TAXES. The income tax provision was $12,986,000 for the nine months ended September 30, 1998, compared to an income tax benefit of $5,594,000 for the nine months ended September 30, 1997. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rates except that the additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate.


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

         Net cash provided by operations for the nine months ended September 30, 1998, was $23,686,000. Collections of the Company's accounts receivable are an integral part of the Company's liquidity from operating activities. Under the terms of most of the Company's Service Agreements, the Company purchases from the Affiliated Physician Groups the accounts receivable arising from Medical Practice Revenues at their estimated fair value at the end of each month. An increase of $14,095,000 in outstanding accounts receivable decreased the net cash provided by operations. The increase in accounts receivable is attributable to the increase in Medical Practice Revenues since December 31, 1997. The reduction of $8,561,000 in the income tax receivable contributed to a respective increase in net cash provided by operations. In March 1998, the Company received a $3,850,000 refund on income taxes that were paid in 1997, prior to a writedown of its accounts receivable and other nonrecurring expenses that were incurred during 1997. This writedown resulted in a tax loss for the year ended December 31, 1997, which is being carried forward to offset taxable income for 1998 and to reduce the related income tax receivable. The Company has advanced to its Affiliated Physician Groups, primarily TOPA, amounts needed for working capital purposes primarily to assist with the development of new markets. These advances bear interest at the prime rate (8.25% at September 30, 1998). These advances decreased $3,590,000 since December 31, 1997, to $11,722,000.

         Net cash used in investing activities for the nine months ended September 30, 1998, was $27,515,000. During the nine months ended September 30, 1998, the Company expended $8,229,000 in partial consideration to enter into Service Agreements. In August 1998 we acquired radiology technical services in Beaumont, Texas. Capital expenditures during the nine months ended September 30, 1998, were $17,435,000. The Company continued and completed the construction of cancer centers in Columbia, Missouri and Denison, Texas. Construction of a cancer center in Maplewood, Minnesota continued and was completed in July 1998. These expenditures were funded through cash flow provided by operations and through borrowings under the Revolver. Contributions to a limited partnership were $1,860,000. The limited partnership, in which the Company is the general partner, continued and completed construction of a cancer center in Eugene, Oregon.

         Net cash flows from financing activities for the nine months ended September 30, 1998, were $4,609,000. At September 30, 1998, borrowings under the Revolver were $40,000,000, an increase of $8,000,000 since December 31, 1997. Payments to Affiliated Physician Groups on long-term notes issued as partial consideration for entering into Service Agreements were $4,366,000.

         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at September 30, 1998) or at Bank One Texas, N.A.'s prime rate (8.25% at September 30, 1998). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At September 30, 1998, $100,000,000 was available for borrowing under the Revolver.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

         Inapplicable.

ITEM 2.  CHANGES IN SECURITIES.
--------------------------------------------------------------------------------

         Except as described below in response to this item, no securities of the Company have been sold by the Company during the three-month period ended September 30, 1998, without registration under the Securities Act of 1933. The issuance of securities described below have been, or will be, made in reliance on Section 4(2) of the Securities Act of 1933.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------------------

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

         Inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

         (a) Exhibits. See index to Exhibits following signatures.
         (b) The Company filed no reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PHYSICIAN RELIANCE NETWORK, INC.


Date:  November 13, 1998          By: /s/ John T. Casey
                                      ------------------------------------
                                      John T. Casey, Chairman and
                                      Chief Executive Officer


                                  By: /s/ Michael N. Murdock
                                      ------------------------------------
                                      Michael N. Murdock, Executive Vice
                                      President and Chief Financial Officer

                                INDEX TO EXHIBITS

         INDEX
   TO EXHIBITS                          DESCRIPTION

   EXHIBIT NUMBER
---------------------   -----------------------------------------------------------------------------------
        3.1             --       Articles of Incorporation of Registrant. (1)
        3.2             --       Bylaws of the Registrant. (2)
        4.1             --       See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of the holders of the Common Stock of the
                                 Registrant.
        4.2             --       Form of Stock Certificate for the Common Stock of the Registrant. (2)
        4.3             --       Rights Agreement, dated as of June 2, 1997, between Physician Reliance
                                 Network, Inc. and Harris Trust and Savings Bank, as Rights Agent, which includes as exhibits the Form of Rights Certificate and the Summary of
                                 Rights Agreements. (3)
       10.1             --       Amended and Restated Credit Agreement dated as of June 30, 1998, among
                                 Physician Reliance Network, Inc., as Borrower, Bank One, Texas, N.A.,
                                 NationsBank of Texas, N.A., Banque Paribus, Cooperative Centrale Raiffeisen
                                 Boerenteenbank B.A., The Fuji Bank Limited, Mellon Bank, N.A., PNC Bank
                                 National Association and SuntrustBank, Central Florida, N.A. (and the other
                                 Lenders, if any from time to time party hereto) as Lenders.
       10.2             --       Amended and Restated Credit Agreement dated as of August 26, 1998, among
                                 Physician Reliance Network, Inc., as Borrower, Bank One, Texas, N.A.,
                                 NationsBank of Texas, N.A., Banque Paribus, Cooperative Centrale Raiffeisen
                                 Boerenteenbank B.A., The Fuji Bank Limited, Mellon Bank, N.A., PNC Bank
                                 National Association and SuntrustBank, Central Florida, N.A. (and the other
                                 Lenders, if any from time to time party hereto) as Lenders.
       27.1             --       Financial Data Schedule, Nine Months Ended September 30, 1998
       27.2             --       Financial Data Schedule, Nine Months Ended September 30, 1997


-----------------

         (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

         (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.