Form 10-K
period 1998-12-31
PHYSICIAN RELIANCE NETWORK INC
filed 1999-03-26
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24872

                        PHYSICIAN RELIANCE NETWORK, INC.
             (Exact name of registrant as specified in its charter)


                Texas                                    75-2495107
------------------------------------         ----------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


5420 LBJ Freeway, Suite 900
Dallas, Texas                                                75240
------------------------------------         ----------------------------------
(Address of principal executive              (Zip Code)
offices)


         Registrant's telephone number, including area code: (972) 392-8700

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, no par value per share
                Series One Junior Preferred Stock Purchase Rights
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 23, 1999, 51,800,001 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was approximately $265,648,000 (based upon the closing sale price of the Common Stock on The Nasdaq Stock Market's National Market on March 23, 1999 of $6.69 per share). For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Physician Reliance Network, Inc. (the "Company") provides the management services, facilities and equipment, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient oncology care. The Company also provides management services, facilities and equipment, administrative and technical support, and ancillary services to physicians who provide diagnostic radiology services. As of December 31, 1998, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, Illinois, Florida, New Mexico and Oklahoma and provided its services to 361 physicians. The Company's principal executive offices are located at 5420 LBJ Freeway, Suite 900, Dallas, Texas, 75240, and its telephone number at that address is (972) 392-8700. The Company transacts business directly and indirectly through its wholly owned subsidiaries, TOPS Pharmacy Services, Inc. and PRN Research, Inc. Unless the context otherwise requires, references herein to the Company include its subsidiaries.

         The Company was incorporated under the laws of the State of Texas in June 1993 and entered into a service agreement with Texas Oncology, P.A. ("TOPA") in October 1993. The terms of the TOPA service agreement require the Company to provide TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of pharmaceuticals and supplies. For the years ended December 31, 1996, 1997, and 1998, approximately 80%, 70%, and 65%, respectively, of the Company's total revenues were derived from services provided to TOPA. See "--Service Agreements."

         Effective December 11, 1998, the Company entered into an Agreement and Plan of Merger providing for the merger of a subsidiary of American Oncology Resources, Inc. ("AOR"), a Delaware corporation, with the Company. Upon consummation of the merger, the Company will become a wholly owned subsidiary of AOR and the holders of the Company's common stock will receive 0.94 shares of AOR common stock for each share of the Company's common stock held by them. The effective date of the merger currently is expected to be in the second quarter of 1999. The merger is expected to be accounted for as a pooling of interests and to be a tax free exchange. The merger is subject to regulatory and stockholder approval. AOR is a national cancer management company, which provides comprehensive management services under long-term agreements to oncology practices. AOR's affiliated physicians provide a broad range of medical services to cancer patients, including medical oncology, gynecological oncology, radiation oncology, stem cell transplantation, diagnostic radiology and clinical research.

PHYSICIAN MANAGEMENT SERVICES

         The Company's primary business is providing the management services, equipment, and facilities necessary for the operation of a physician group practice engaged in the diagnosis and treatment of cancer. The services provided by the Company are concentrated in the following three areas:

         FINANCIAL SERVICES. The Company provides the oncology groups with which the Company contracts the capital necessary to develop and equip outpatient cancer centers and physician offices. The Company provides the diagnostic radiology groups with which it contracts the capital necessary to develop and equip outpatient imaging facilities and physician offices. The Company provides physician groups the billing and accounts receivable management services necessary to deal with complex reimbursement requirements. The Company also combines the purchasing power of numerous physicians with respect to medical supplies, equipment, and pharmaceuticals.

         CLINICAL SERVICES. The Company provides and manages the facilities used by physicians. The Company also assists practices in recruiting additional physicians, provides and trains the non-physician support staff necessary to operate the Company's facilities, and provides the technical and ancillary services required for outpatient treatment of oncology patients.

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

CLINIC OPERATIONS - ONCOLOGY

         The physician groups with which the Company contracts provide outpatient medical services primarily to cancer patients. The Company provides oncologists with two types of facilities: physician offices and cancer centers. Through the use of the Company's facilities and equipment, physicians can offer a wide array of services primarily for outpatient cancer treatment, including bone marrow and stem cell transplantation, mammography, breast imaging, diagnosis, nuclear medicine, ultrasound, x-ray, laboratory, pharmacy, and patient education services. Physicians providing services at the Company's facilities are employed by an affiliated physician group, not the Company, and maintain full control over their medical practices. The Company is not engaged in the practice of medicine.

         PHYSICIAN OFFICES. At December 31, 1998, the Company provided oncologists with 87 full-time physician offices located in 46 cities in thirteen states. The physician's office is where a patient interacts most frequently with an oncologist. A typical physician's office is staffed with two medical oncologists and nine support personnel. The support personnel include nurses, lab and radiology technicians, and patient service coordinators. Physician offices also contain the equipment necessary to administer single agent chemotherapy. By contrast, multi-agent and multi-modality chemotherapies are generally performed in the Company's cancer centers. Additional services that may be offered at a physician's office include routine diagnostic services, patient evaluation and management services, and coordination of care and ancillary services such as laboratory, x-ray, and pharmacy services.

         CANCER CENTERS. At December 31, 1998, the Company operated 29 cancer centers and had seven additional centers under construction. Each of the Company's cancer centers is designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient. Among the many services offered at a cancer center, in addition to medical oncology and radiation therapy services, are diagnostic radiology, patient education and support services, chemotherapy, pharmacy services, and nutritional counseling. In addition, the typical cancer center has community rooms, facilities for patient meetings and patient self-help programs, counseling areas, and training facilities. Each of the Company's cancer centers is equipped with a pharmacy, a laboratory and at least one linear accelerator and a simulator which is used to plan radiation treatment. Most of the cancer centers have infusion areas where chemotherapy lasting several hours can be administered and infusion rooms where more complex chemotherapies, which historically required hospitalization, can be administered.

         A typical cancer center has two medical oncologists, one radiation oncologist, and eight support personnel for each physician. The support personnel include nurses, lab and radiology technicians, a physicist, a pharmacist, and patient service coordinators. The Company's largest cancer center is the Sammons Cancer Center located adjacent to Baylor University Medical Center ("BUMC") in Dallas, Texas. The Sammons Cancer Center is staffed by 15 medical oncologists, four stem cell transplanters, three gynecological oncologists, and three radiation oncologists. Services offered at this center that are not offered at most of the Company's other cancer centers include gynecological oncology, outpatient bone marrow and stem cell transplantation, and high dose chemotherapy with stem cell transplant support.

RETAIL PHARMACY SERVICES

         At December 31, 1998, the Company operated 30 pharmacies and had seven additional pharmacies under development. Each of the Company's pharmacies is located within a physician's office or a cancer center. These pharmacies offer a full range of cancer pharmaceuticals and supplies from a variety of manufacturers. Each pharmacy is managed by a registered pharmacist and employs additional support staff.

         The pharmacies are licensed as retail pharmacies. The Company's pharmaceutical services include preparation of (i) chemotherapy products administered in the Company's facilities; (ii) research medications; (iii) chemotherapy-related retail prescriptions; and (iv) pharmaceuticals for ambulatory infusion and home infusion. Clinical services provided by the pharmacies include monitoring drug interactions; educating patients; providing drug information to physicians, nurses, and patients; and conducting drug utilization reviews.

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

CLINIC OPERATIONS - RADIOLOGY

         In November 1998, the Company entered into a service agreement with ReFormed Radiology, P.A. ("ReFormed Radiology") to provide the group with management services, facilities and equipment, administrative and technical support, and ancillary services. ReFormed Radiology employs 34 diagnostic radiologists and utilizes the Company's seven imaging centers to provide an integrated network of diagnostic radiology services in Dallas, Texas. ReFormed Radiology also has an exclusive contract with BUMC to provide all professional radiology services at BUMC.

SERVICE AGREEMENTS

         The Company provides services, facilities and equipment for physicians under long-term service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is typically the sole and exclusive manager of all day-to-day business functions of physicians employed by Affiliated Physician Groups, providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Specifically, the Company, among other things, (i) prepares annual financial statements; (ii) purchases inventories and supplies; (iii) manages billing and collecting; (iv) supervises and maintains custody of files and records; (v) performs clerical, accounting, and computer services functions;
(vi) advises on public relations and advertising; and (vii) assists in the recruitment of physicians. The Service Agreements generally have 40 year initial terms with automatic five-year extensions thereafter unless either party gives notice to the other not to renew prior to the expiration of the term. The Service Agreements are not terminable earlier by the Affiliated Physician Groups, except in the event of the Company's bankruptcy or a material breach of the Service Agreement.

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee is equal to the direct expenses associated with operating the Affiliated Physician Group, excluding physicians' salaries and benefits, plus an additional fee. Direct expenses include rent, depreciation, amortization, pharmaceutical expenses, medical supply expenses, and salaries and benefits of non-physician employees who support the Affiliated Physician Groups. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the additional fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The remaining Service Agreements for the year ended December 31, 1998 provide for an additional fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount.

         Each Service Agreement provides for the formation of an operating board, with equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, considers and acts upon certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the group's medical practice and related facilities. The two most significant items reviewed and approved by an operating board are the annual budget for an Affiliated Physician Group and the addition of facilities or services offered by an Affiliated Physician Group. From time to time, after approval by an operating board, the Company has advanced funds to an Affiliated Physician Group to finance development of new markets, to support the addition of physicians, and to support the development of new services. These advances are funded with the Company's working capital and are repaid in accordance with the terms of the instrument evidencing the advance. From time to time, the Company and an Affiliated Physician Group may amend the Service Agreement to change the management fee paid to the Company. These amendments generally occur when an operating board determines to add facilities to be used by an Affiliated Physician Group and provides for an appropriate increase in the Company's management fee. Each Service Agreement provides a mechanism to adjust the Company's management fee if a change in law results in a change in the underlying financial arrangements between the Affiliated Physician Group and the Company. If the operating board cannot agree to an appropriate adjustment, the Service Agreement provides that the matter shall be submitted to binding arbitration.

         The Company does not enter into nominee shareholder arrangements with Affiliated Physician Groups, nor does it have a "controlling financial interest" in the Affiliated Physician Groups as defined by EITF 97-2, "Application of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement". For these reasons, the Company does not consolidate the financial statements of the Affiliated Physician Groups.

         Effective June 30, 1997, the Company, through PRN Research, entered into a comprehensive clinical development alliance (the "Ilex Agreement") with Ilex(TM)Oncology, Inc. ("Ilex"). Ilex is a contract research organization ("CRO") that focuses exclusively on research of cancer-related pharmaceuticals. Under the terms of the Ilex Agreement, the Company has agreed that its sites can be used for trials managed or sponsored by Ilex, and Ilex has agreed to promote the Company as a preferred vendor for clinical trial sites. The Company has also agreed to promote Ilex as the preferred CRO for clinical trials; provide scientific review services to Ilex to evaluate proposed clinical trials; and assist in clinical trials design. In addition, the Company has the right of first refusal to participate to the maximum extent possible in all trials managed or sponsored by Ilex. As consideration for entering into the Ilex Agreement, the Company received 312,188 shares of Ilex common stock in 1997. The Company received 314,000 additional shares of Ilex common stock during 1998. The Company will also receive 314,000 additional shares of Ilex common stock in 1999 and 2000. In addition, the Company will receive up to 1,256,000 additional shares should Ilex meet certain operational financial targets. The Ilex Agreement terminates on December 31, 2007.

COMPETITION

         The business of providing management services to physicians is highly competitive. The Company is aware of several competitors focusing exclusively on the management of oncology practices. The Company is also aware of several competitors focusing exclusively on the management of diagnostic radiology practices. In addition, several other health care companies provide at least some management services to oncologists or diagnostic radiologists. In addition, there are numerous other companies, including hospitals, large medical group practices, health maintenance organizations, and insurance companies, that are expanding their presence in the physician management market. Some of the Company's competitors have longer operating histories and significantly greater resources than the Company.

         The Affiliated Physician Groups, upon whose success the Company is dependent, also face significant competition for providing medical and related services and for the recruitment of physicians and non-physician personnel. Hospitals, sole practitioners, single and multi-specialty medical groups, and managed care organizations all compete with the Affiliated Physician Groups.

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

         The laws of many states prohibit business corporations such as the Company from practicing medicine, employing physicians to practice medicine, or engaging in activities such as fee-splitting with physicians. The Company does not employ physicians to practice medicine, does not determine the methodology for computing physicians' salaries, does not represent to the public or its clients that it offers medical services, and does not control the clinical aspects of the practice of medicine by the physicians with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine and that its receipt of a management fee for services provided to the Affiliated Physician Groups does not violate laws prohibiting certain fee-splitting arrangements. The laws in most states regarding fee splitting and the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance if challenged. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the structure of the Company's relationships with physician groups.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. The applicability of the Anti-kickback Statute and other related state and federal statutes to business relationships and transactions such as exist between the Company and the Affiliated Physician Groups has not been subject to any significant judicial or regulatory interpretation. The Company believes that its receipt of payments from physician groups for services provided pursuant to the Service Agreements does not violate the Anti-kickback Statute since the Company does not receive remuneration for, nor is it in a position to make or influence, the referrals of patients or services reimbursed under government programs to the Affiliated Physician Groups. To the extent the Company is deemed to be either a referral source or a separate provider under the Service Agreements and to receive referrals from physicians, it could be subject to scrutiny and prosecution for any violation of the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by fines of up to $25,000 per violation, exclusion from participation in the Medicare or Medicaid programs, and imprisonment for up to five years. In addition, the U.S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

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

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). These prohibitions commonly known as "Stark II" amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include diagnostic radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetic and orthotic devices, orthotics, prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral, and $100,000 for participation in a "circumvention scheme." Proposed regulations implementing Stark II were published in January 1998 and are not expected to become effective prior to 2000. Although it is not possible to predict the final content of these regulations, to the extent that the Company or any of its Affiliated Physician Groups is deemed to be subject to the prohibitions contained in Stark II, the Company believes its activities fall within the permissible activities currently defined in Stark II.

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

EXECUTIVE OFFICERS

         The following table sets forth information concerning the executive officers of the Company.

               NAME                          AGE                                 POSITION
--------------------------------        -------------       -------------------------------------------------------------
John T. Casey                                53             Chairman and Chief Executive Officer

O. Edwin French                              52             President and Chief Operating Officer

Joseph S. Bailes, M.D.                       42             Executive Vice President and National Medical Director

Michael N. Murdock                           44             Executive Vice President and Chief Financial Officer

George P. McGinn, Jr.                        43             Executive Vice President, General Counsel and Secretary

         JOHN T. CASEY has been Chairman of the Board and Chief Executive Officer of the Company since October 1997. Mr. Casey has been active in healthcare leadership roles for over 25 years. Mr. Casey served as president and chief operating officer of American Medical International ("AMI") from 1991 until 1995, when that company was acquired by Tenet Healthcare. Prior to 1991, Mr. Casey served as chief executive officer of several large regional healthcare systems, including Samaritan Health Services in Phoenix, Methodist Health Systems in Memphis, and Presbyterian/St. Luke's Medical Center in Denver. From 1995 until joining the Company, Mr. Casey was chairman and chief executive officer of InteCare LLC ("InteCare"), an entrepreneurial venture.

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

         MICHAEL N. MURDOCK has been Executive Vice President and Chief Financial Officer of the Company since June 1997. From 1995 to June 1997, Mr. Murdock served as chief financial officer of InteCare. Prior to 1995, Mr. Murdock held various positions with AMI.

         GEORGE P. MCGINN, JR. has been Executive Vice President and General Counsel of the Company since May 1995, and Secretary since May 1996. For 10 years prior to May 1995, Mr. McGinn was engaged in the private practice of law with Bass, Berry & Sims PLC in Nashville, Tennessee.

EMPLOYEES

         At December 31, 1998, the Company had approximately 2,700 employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in approximately 66,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in August 2001. The Company's financial services operations are located in approximately 22,000 square feet of space in Dallas, Texas, subject to a lease agreement that expires in January 2001.

         At December 31, 1998, the Company operated 29 cancer centers and had seven cancer centers under construction. The Company's cancer centers are either free-standing or located adjacent to an acute care hospital. Of the 29 cancer centers operated by the Company, 15 are owned by the Company and 14 are operated pursuant to lease agreements. Each of the lease agreements for the cancer centers are operating leases with a term of ten years, except for the Tyler Cancer Center, which has a lease term of 15 years, and the Las Cruces Cancer Center, which has a lease term expiring in December 1999. Of the 29 cancer centers operated by the Company, eight were acquired as existing cancer centers and 21 have been developed by the Company. The following table contains information concerning the Company's cancer centers.

                                                SIZE                                       OWNED/
              LOCATION                      (SQUARE FEET)       DATE OPENED                LEASED
              --------                      -------------       -----------                ------
Plano, Texas (1)....................            19,730           March 1988                 Owned
Sherman, Texas (1)..................            24,541          October 1988                Owned
Paris, Texas (1)....................            21,800         November 1992                Owned
Longview, Texas (1).................            24,800            May 1993                  Owned
Odessa, Texas (1)...................            29,400           June 1994                 Leased
Tyler, Texas (2)....................            18,400          August 1994                Leased
McAllen, Texas (1)..................            32,300          August 1994                 Owned
Dallas, Texas (2)...................            89,600          August 1994                Leased
Arlington, Texas (2)................            21,900         December 1994               Leased
Midland, Texas (2)..................            18,500           April 1995                Leased
Brownsville, Texas (1)..............            21,100            May 1995                  Owned
Mesquite, Texas (1).................            27,000         September 1995               Owned
Southwest Dallas, Texas (1).........            28,000         September 1995               Owned
North Dallas, Texas (2).............            51,100          October 1995               Leased
El Paso, Texas (1)..................            34,600           April 1996                 Owned
Las Cruces, New Mexico (3)......                 7,200           April 1996                Leased
El Paso, Texas (1)..................            29,200           June 1996                  Owned
Columbia, Missouri (1)..............            36,900           April 1997                Leased
Fort Worth, Texas (1)...............            22,500           April 1997                 Owned
Abilene, Texas (1)..................            22,000            May 1997                  Owned
Austin, Texas (1)...................            21,900           June 1997                 Leased
Beaumont, Texas (2).................            12,600         November 1997               Leased

                                                SIZE                                       OWNED/
              LOCATION                      (SQUARE FEET)       DATE OPENED                LEASED
              --------                      -------------       -----------                ------
Chicago, Illinois (1)...............            18,900          January 1998               Leased
Denison, Texas (1)..................            12,000           June 1998                  Owned
Maplewood, Minnesota (1)...........             13,900           June 1998                  Owned
Eugene, Oregon (1)..................            33,600           June 1998                  Owned
Harlingen, Texas (2)................            12,400          August 1998                Leased
Webster, Texas (3)..................             8,900         November 1998               Leased
Ft. Lauderdale, Florida (2).........             5,700         December 1998               Leased


(1)      A free-standing cancer center.

(2)      A cancer center located within, or adjacent to, an acute care hospital.

(3) A cancer center that is currently located within, or adjacent to, an acute care hospital. A free-standing facility in the area is currently under development by the Company.


ITEM 3.  LEGAL PROCEEDINGS

         GENERAL. The provision of medical services and the conduct of clinical trials by physician groups with which the Company contracts entail an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the Company purchases and resells pharmaceutical products and related medical supplies, it faces the risk of product liability claims. The Company from time to time is a party to claims, suits, or complaints relating to services and products provided by the Company or physicians to whom the Company provides services. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the Service Agreements, the Affiliated Physician Groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against Affiliated Physician Groups or the Company could, however, have a material adverse effect on the Company. The Company is not, and in 1998 was not, subject to claims or legal actions which, upon resolution, the Company believes could have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "PHYN." The following table sets forth the range of high and low bid prices of the Common Stock for each of the years ended December 31, 1998 and 1997, as reported on the Nasdaq National Market.

                                                HIGH                   LOW
                                            ------------           ------------
         1997
         First Quarter ..................     $ 9.00                 $ 5.06
         Second Quarter .................      10.69                   5.00
         Third Quarter ..................      11.44                   7.81
         Fourth Quarter .................      12.88                   9.25

         1998
         First Quarter ..................     $15.00                 $ 8.63
         Second Quarter .................      14.63                  10.19
         Third Quarter...................      12.50                   7.50
         Fourth Quarter..................      13.63                   8.00

         As of March 23, 1999, there were approximately 505 shareholders of record and approximately 6,000 beneficial shareholders of the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and expansion of the Company's business. In addition, the Company's revolving credit facility does not currently permit the payment of cash dividends.

         All securities of the Company that were sold by the Company during the nine month period ended September 30, 1998, without registration under the Securities Act of 1933, as amended, were previously disclosed in the Company's Quarterly Reports on Form 10-Q. During the quarter ended December 31, 1998, the Company sold 57,484 shares of its common stock. These shares were sold in connection with the Company entering into an affiliation with an oncology group. The shares will be issued on December 31, 2003. No underwriter was involved in the sale and no commission or similar fee was paid with respect thereto. This sale was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables set forth selected consolidated financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data for the year ended September 30, 1994, the three months ended December 31, 1994, and the years ended December 31, 1995, 1996, 1997 and 1998 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

                                                                 THREE MONTHS
                                                  YEAR ENDED        ENDED
                                                 SEPTEMBER 30,   DECEMBER 31,           YEARS ENDED DECEMBER 31,
                                                                 ----------  -----------------------------------------------
                                                    1994            1994        1995        1996        1997         1998
                                                 ----------      ----------  ----------  ----------  ----------   ----------
STATEMENT OF INCOME DATA:
   Management fees ............................  $   55,970      $   21,674  $  129,222  $  224,493  $  291,208   $  364,360
   Other revenues .............................       3,270           1,510       8,051      13,826      26,227       33,629
                                                 ----------      ----------  ----------  ----------  ----------   ----------
      Total revenues ..........................      59,240          23,184     137,273     238,319     317,435      397,989
   Salaries and benefits ......................      18,866           6,750      37,778      66,879      86,862       92,619
   Pharmaceuticals and supplies ...............      15,996           5,674      33,605      70,822     105,758      149,989
   General and administrative .................      10,554           4,763      25,777      37,988      57,606       61,416
   Provision for uncollectible accounts .......       4,164           1,796       8,483      11,030      51,703       17,345
   Depreciation and amortization ..............       2,487           1,253       7,653      15,894      21,017       25,176
                                                 ----------      ----------  ----------  ----------  ----------   ----------
   Income (loss) before interest, taxes, and
        extraordinary item ....................       7,173           2,948      23,977      35,706      (5,511)      51,444
   Interest expense ...........................       1,682             604         672       1,939       4,107        4,034
                                                 ----------      ----------  ----------  ----------  ----------   ----------
   Income (loss) before income taxes and
        extraordinary item ....................       5,491           2,344      23,305      33,767      (9,618)      47,410
   Income tax provision (benefit) .............       3,128             929       9,190      13,271      (2,386)      17,657
                                                 ----------      ----------  ----------  ----------  ----------   ----------
   Income (loss) before extraordinary item ....       2,363           1,415      14,115      20,496      (7,232)      29,753
   Extraordinary item .........................        (302)(1)          --          --          --          --           --
                                                 ----------      ----------  ----------  ----------  ----------   ----------
   Net income (loss) ..........................  $    2,061      $    1,415  $   14,115  $   20,496  $   (7,232)  $   29,753
                                                 ==========      ==========  ==========  ==========  ==========   ==========
EARNINGS PER SHARE: (2)
   Basic:
     Per share income (loss) before ...........  $     0.12      $     0.05  $     0.35  $     0.44  $    (0.14)  $     0.57
        extraordinary item
     Per share extraordinary item .............  $    (0.02)             --          --          --          --           --
     Per share net income (loss) ..............  $     0.10      $     0.05  $     0.35  $     0.44  $    (0.14)  $     0.57

   Diluted:
     Per share income (loss) before
        extraordinary item ....................  $     0.08      $     0.04  $     0.34  $     0.43  $    (0.14)  $     0.56
     Per share extraordinary item .............  $    (0.01)             --          --          --          --           --
     Per share net income (loss) ..............  $     0.07      $     0.04  $     0.34  $     0.43  $    (0.14)  $     0.56


BALANCE SHEET DATA:
  Working capital .............................  $   19,484      $   28,378  $   52,626  $   78,769  $   78,721   $   97,230
  Total assets ................................      85,923          98,886     204,633     355,341     400,634      468,499
  Long-term debt and capital lease ............
     obligations...............................      38,838              --      26,973      14,121      49,661       61,334
  Redeemable convertible preferred stock ......      24,400              --          --          --          --           --
  Stockholders' equity ........................       5,995          80,622     145,734     294,776     290,304      335,411


(1) Amount represents early retirement of debt as of March 1994 in connection with consolidating substantially all of the Company's indebtedness under a single credit facility. The amount is net of a deferred tax benefit of $156.

(2)
Per share data presented for periods prior to the year ended December 31,1996, has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company provides the management services, facilities and equipment, administrative and technical support, and other services necessary to establish and maintain a fully integrated network of outpatient oncology care. The Company also provides management services, facilities and equipment, administrative and technical support, and ancillary services to physicians who provide diagnostic radiology services. The Company earns management fee revenues under its Service Agreements with the Affiliated Physician Groups. Under the Service Agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the Management Fee earned by the Company varies by each Service Agreement. Substantially all of the Company's Management Fees have been derived from Affiliated Physician Groups who specialize in the treatment of cancer.

         As of December 11, 1998, the Company entered into an Agreement and Plan of Merger providing for the merger of a subsidiary of AOR with the Company. Upon consummation of the merger, the Company will become a wholly owned subsidiary of AOR and the holders of the Company's common stock will receive 0.94 shares of AOR common stock for each share of the Company's common stock held by them. The effective date of the merger currently is expected to be in the second quarter of 1999. The merger is expected to be accounted for as a pooling of interests and to be a tax free exchange. The merger is subject to regulatory and stockholder approval. AOR is a national cancer management company, which provides comprehensive management services under long-term agreements to oncology practices. AOR's affiliated physicians provide a broad range of medical services to cancer patients, including medical oncology, gynecological oncology, radiation oncology, stem cell transplantation, diagnostic radiology and clinical research.

         The Company's most significant service agreement is with TOPA (the "Texas Service Agreement"). The Management Fee under the Texas Service Agreement is equal to 35% of the earnings of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. The Texas Service Agreement represented approximately 80%, 70% and 65% of the Company's total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Approximately 94% and 93% of the Company's Management Fees earned for each of the years ended December 31, 1998, and 1997, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, and approximately 6% and 7%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of the medical practice revenues of the Affiliated Physician Groups or a predetermined, fixed amount.

         The following table summarizes the derivation of Management Fees for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                           1996         1997         1998
                                     ----------   ----------   ----------
Medical Practice Revenues .........  $  296,907   $  387,391   $  481,430
Amounts Retained by Physicians ....     (72,414)     (96,183)    (117,070)
                                     ----------   ----------   ----------
  Management Fees .................  $  224,493   $  291,208   $  364,360
                                     ==========   ==========   ==========

         The Company does not enter into nominee shareholder arrangements with the Affiliated Physician Groups, nor does it have a "controlling financial interest" in the Affiliated Physician Groups as defined by EITF 97-2, "Application of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement". For these reasons, the Company does not consolidate the financial statements of the Affiliated Physician Groups.

         The following table sets forth the percentages of total revenue represented by certain items reflected in the income statement. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                              YEARS ENDED DECEMBER 31,
                                             --------------------------
                                              1996     1997      1998
                                             ------   ------    ------
Management fees                                94.2%    91.7%     91.6%
Other revenues                                  5.8      8.3       8.4
                                             ------   ------    ------
    Total revenues                            100.0    100.0     100.0
Salaries and benefits                          28.1     27.4      23.3
Pharmaceutical and supplies                    29.7     33.3      37.7
General and administrative                     15.9     18.1      15.4
Provision for uncollectible accounts            4.6     16.3       4.4
Depreciation and amortization                   6.7      6.6       6.3
                                             ------   ------    ------
  Income (loss) before interest expense
      and taxes                                15.0     (1.7)     12.9
Interest expense                                0.8      1.3       1.0
                                             ------   ------    ------
  Income (loss) before income taxes            14.2     (3.0)     11.9
Income tax provision (benefit)                  5.6     (0.7)      4.4
                                             ------   ------    ------
    Net income (loss)                           8.6%    (2.3)%     7.5%
                                             ======   ======    ======


YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

         MANAGEMENT FEES. Management Fees were $364,360,000 for the year ended December 31, 1998, compared to $291,208,000 for the year ended December 31, 1997, representing an increase of $73,152,000, or 25.1%. The growth in Management Fees is attributable to a $94,039,000 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $20,887,000. The largest component of the increase in Medical Practice Revenues is pharmacy revenue, which directly correlates with the 41.8% increase in pharmaceutical and supplies expense in 1998 compared to 1997. The increase in pharmacy revenue is due to new higher priced pharmaceutical agents, new treatment modalities that require a greater use of pharmaceutical agents, growth in patient volume in existing practices, and new physicians. The growth in Medical Practice Revenues during the year ended December 31, 1998 is also attributable to an increase in the number of physicians by 42 from 319 to 361; and expansion of services provided at existing locations. The increase over the prior year in the number of physicians is comprised of 34 medical oncologists, five radiation oncologists, and three other physicians.

         Amounts Retained by Physicians were 24.3% of Medical Practice Revenues for the year ended December 31, 1998, compared to 24.8% of Medical Practice Revenues for the comparable period in 1997. Beginning January 1, 1997, the Company has guaranteed that the Amounts Retained by Physicians will be at least $5,195,000 under the terms of the Service Agreement with the Company's Minnesota physician group provided that certain targets are met. Under this agreement, the Company reduced its management fee in 1998 from the Minnesota physician group by $714,000, and recorded management fee revenue from the Minnesota physician group of $21,665,000. Without the reduction in its management fee, the Company would have recorded revenue from the Minnesota physician group of $22,379,000.

         Management Fees derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during the year ended December 31, 1998. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the year ended December 31, 1998, were from government agencies, primarily Medicare and Medicaid.

         The Company anticipates that future Medical Practice Revenue increases will continue to come from the impact of new higher priced pharmaceutical agents, the expansion of services, and the addition of new physicians.

         OTHER REVENUES. Other revenues for the year ended December 31, 1998, were $33,629,000 compared to $26,227,000 for the year ended December 31, 1997, representing an increase of $7,402,000, or 28.2%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, the Company's equity interest in Ilex, and interest income. The increase in other revenues was primarily attributable to a $2,998,000 increase in research revenues and a $2,907,000 increase in retail pharmacy revenue.

         SALARIES AND BENEFITS. Salaries and benefits for the year ended December 31, 1998, were $92,619,000 compared to $86,862,000 for the year ended December 31, 1997, representing an increase of $5,757,000, or 6.6%. Salaries and benefits include costs of non-physician clinical employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was attributable to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company offset, in part, by reductions of personnel through the restructuring of corporate and field office operations. The percentage of salaries and benefits to total revenues was 23.3% for the year ended December 31, 1998, compared to 27.4% for the comparable period in 1997. This decrease is attributable to the streamlining of both clinical and corporate operations, restructuring of the Company's benefits program provided to employees, and increase in Medical Practice Revenues and Other Revenues where the increased revenues were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the year ended December 31, 1998, were $149,989,000 compared to $105,758,000 for the year ended December 31, 1997, representing an increase of $44,231,000, or 41.8%. The percentage of pharmaceuticals and supplies to total revenues was 37.7% for the year ended December 31, 1998, compared to 33.3% for the year ended December 31, 1997. Both the dollar and percentage increases in pharmaceuticals and supplies are primarily attributable to (i) an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians employed by the Affiliated Physician Groups and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies and (ii) an increase in the use of higher cost pharmaceuticals. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1998, were $61,416,000 compared to $57,606,000 for the year ended December 31, 1997, representing an increase of $3,810,000, or 6.6%. The percentage of general and administrative expenses to total revenues was 15.4% for the year ended December 31, 1998, compared with 18.1% for the year ended December 31, 1997. In 1997, the Company recorded a nonrecurring charge of approximately $3,133,000, consisting of $1,290,000 of litigation expenses and $1,843,000 of other deferred costs. The litigation expenses related to settling shareholder litigation and an antitrust lawsuit, both of which the Company believes to be outside the normal course of business and nonrecurring. The $1,843,000 of deferred costs consisted of $867,000 of deferred loan costs, $387,000 of capitalized software costs, $339,000 allocated to obtaining a noncompetition agreement from a former executive officer, and $250,000 of miscellaneous costs. The deferred loan costs were incurred in 1994 in connection with the Company entering into a revolving credit facility. In June 1997, the Company amended the revolving credit facility and the Company determined that the original deferred costs should be expensed rather than amortized over the remaining term of the revolving credit facility. In addition, in June 1997, all other deferred costs discussed above, which were previously capitalized, were determined to no longer have any value and therefore, were expensed. In addition, the Company incurred fees of $2,558,000 in 1997 for consulting services designed to improve medical office operations.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the year ended December 31, 1998, was $17,345,000 compared to $51,703,000 for the year ended December 31, 1997, representing a decrease of $34,358,000. During 1997, the Company recorded approximately $37,841,000 in additional provision for uncollectible accounts receivable. The additional provision was for accounts receivable that the Company deemed to be uncollectible as a result of an extensive review of its outstanding accounts receivable and collection experiences utilizing reports and analysis not previously available to the Company. The Company believes that the current provision accurately reflects the collectibility of accounts receivable outstanding at December 31, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1998, was $25,176,000 compared to $21,017,000 for the year ended December 31, 1997, representing an increase of $4,159,000, or 19.8%. Depreciation increased as a result of the additional office and cancer center locations that were opened or acquired by the Company since 1997. Amortization increased as a result of the change (effective July 1, 1998) in the amortization period of the Service Agreements to 25 years on a prospective basis and as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1998, was $4,034,000 compared to $4,107,000 for the year ended December 31, 1997, representing a decrease of $73,000, or 1.8%. Interest expense arises as a result of borrowings under the Company's revolving credit facility and amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements.

         INCOME TAXES. The income tax provision for the year ended December 31, 1998, was $17,657,000 compared to an income tax benefit of $2,386,000 for the year ended December 31, 1997, representing a increase of $20,043,000. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using an effective rate of approximately 37.2% in 1998 and 24.8% in 1997. The additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         MANAGEMENT FEES. Management Fees were $291,208,000 for the year ended December 31, 1997, compared to $224,493,000 for the year ended December 31, 1996, representing an increase of $66,715,000, or 29.7%. The growth in Management Fees is attributable to a $90,484,000 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $23,769,000. The largest component of the increase in Medical Practice Revenues is pharmacy revenue, which is directly offset by a 49.3% increase in pharmaceutical and supplies expense for the year end December 31, 1997 compared to the year ended December 31, 1996. The increase in pharmacy revenue is due to new higher priced pharmaceutical agents, new treatment modalities (that require a greater use of pharmaceutical agents), growth in patient volume in existing practices, and new physicians. The growth in Medical Practice Revenues during the year ended December 31, 1997 is also attributable to an increase in the number of physicians by 36 from 283 to 319; an increase in the number of service locations from 106 to 121; and expansion of services provided at existing locations. The increase over the comparable period of the prior year in the number of physicians is comprised of 28 medical oncologists, six radiation oncologists, and two other physicians.

         In 1997, the Company opened three full-service cancer centers which include radiation therapy services in Fort Worth, Texas (April 1997), Abilene, Texas (June 1997), and Austin, Texas (June 1997). In addition, the Company began providing radiation technical services through the operation of existing radiation therapy facilities in Columbia, Missouri (April 1997), Eugene, Oregon (June 1997), and Beaumont, Texas (November 1997). The radiation technical services provided at the Eugene and Beaumont facilities are being provided through joint ventures with hospitals in these markets where the Company acts as the general partner.

         Amounts Retained by Physicians were 24.8% of Medical Practice Revenues for the year ended December 31, 1997, compared to 23.4% of Medical Practice Revenues for the comparable period in 1996. Beginning January 1, 1997, the Company has guaranteed that the Amounts Retained by Physicians will be at least $5,195,000 under the terms of the Service Agreement with the Company's Minnesota physician group provided that certain targets are met. Under this agreement, the Company reduced its management fee in 1997 from the Minnesota physician group by $847,000, and recorded management fee revenue from the Minnesota physician group of $17,000,000. Without the reduction in its management fee, the Company would have recorded management revenue from the Minnesota physician group of $17,847,000.

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

         OTHER REVENUES. Other revenues for the year ended December 31, 1997, were $26,227,000 compared to $13,826,000 for the year ended December 31, 1996, representing an increase of $12,401,000, or 89.7%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, revenues attributable to the Company's 80% interest in Innovative Medical Communications, Inc.("IMC"), the Company's equity interest in ILEX, and interest income. The increase in other revenues was primarily attributable to a $2,430,000 increase in research revenue, a $2,171,000 increase in IMC revenue, a $1,716,000 increase in revenue related to ILEX and a $1,591,000 increase in retail pharmacy revenue.

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

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the year ended December 31, 1997, were $105,758,000 compared to $70,822,000 for the year ended December 31, 1996, representing an increase of $34,936,000, or 49.3%. The dollar increase in pharmaceuticals and supplies is attributable to an increase in infusion, radiation, and diagnostic services generated by the Affiliated Physician Groups, both through the increased number of physicians and the enhancement of services provided in physician offices and cancer centers. The percentage of pharmaceuticals and supplies to total revenues was 33.3% for the year ended December 31, 1997, compared to 29.7% for the year ended December 31, 1996. This increase was primarily the result of an increased number of medical oncologists employed by Affiliated Physician Groups in 1997 as compared to 1996. During 1996, the number of medical oncologists affiliated with the Company increased by 61, and their operations are fully reflected in 1997 as compared to 1996. Revenues generated by medical oncologists have a greater percentage of pharmaceutical expenses than revenues generated by other physicians, such as radiation oncologists, since the primary form of treatment performed by the medical oncologist is through infusion therapy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1997, were $57,606,000 compared to $37,988,000 for the year ended December 31, 1996, representing an increase of $19,618,000, or 51.6%. The percentage of general and administrative expenses to total revenues was 18.1% for the year ended December 31, 1997, compared with 15.9% for the year ended December 31, 1996. In 1997, the Company recorded a nonrecurring charge of approximately $3,133,000, consisting of $1,290,000 of litigation expenses and $1,843,000 of other deferred costs. The litigation expenses related to settling shareholder litigation and an antitrust lawsuit, both of which the Company believes to be outside the normal course of business and nonrecurring. The $1,843,000 of deferred costs consisted of $867,000 of deferred loan costs, $387,000 of capitalized software costs, $339,000 allocated to obtaining a noncompetition agreement from a former executive officer, and $250,000 of miscellaneous costs. The deferred loan costs were incurred in 1994 in connection with the Company entering into a revolving credit facility. In June 1997, the Company significantly amended the revolving credit facility and the Company determined that the original deferred costs should be expensed rather than amortized over the remaining term of the revolving credit facility. In addition in June 1997, all other deferred costs, discussed above, which were previously capitalized, were determined to no longer have any value and therefore, were expensed. In addition, the

Company incurred fees of $2,558,000 in 1997 for consulting services designed to improve medical office operations. The other increase in general and administrative expenses resulted from increased lease costs, reference laboratory services, temporary clerical work, telecommunications, and maintenance and other occupancy costs to support the Company's additional service locations.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the year ended December 31, 1997, was $51,703,000 compared to $11,030,000 for the year ended December 31, 1996, representing an increase of $40,673,000. During 1997, the Company recorded approximately $37,841,000 in additional provision for uncollectible accounts receivable. The additional provision was for accounts receivable that the Company deemed to be uncollectible as a result of an extensive review of its outstanding accounts receivable and collection experiences utilizing reports and analysis not previously available to the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1997, was $21,017,000 compared to $15,894,000 for the year ended December 31, 1996, representing an increase of $5,123,000, or 32.2%. Depreciation increased $4,352,000 as a result of the additional office and cancer center locations that were opened by the Company since 1996. Amortization increased $771,000 as a result of the increase in Service Agreement costs incurred as consideration for the Affiliated Physician Groups entering into Service Agreements. These costs are amortized over the term of the related Service Agreements.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1997, was $4,107,000 compared to $1,939,000 for the year ended December 31, 1996, representing an increase of $2,168,000, or 111.8%. The increase in interest expense was attributable to increased amounts owed to Affiliated Physician Groups as consideration, in part, for entering into Service Agreements. In addition, the Company borrowed funds under its revolving credit facility during 1997 to finance its capital expenditures, amounts paid to Affiliated Physician Groups under the terms of the Service Agreements and the related asset purchase agreements, and for working capital purposes. During April 1996, the Company completed a public offering of common stock and used the net proceeds of approximately $102,470,000 to finance such expenditures in 1996 and to repay amounts outstanding at that time under the revolving credit facility.

         INCOME TAXES. The income tax benefit for the year ended December 31, 1997, was $2,386,000 compared to an income tax provision of $13,271,000 for the year ended December 31, 1996, representing a decrease of $15,657,000, or 118.0%. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using the applicable effective rate, approximately 24.8% in 1997 and 39.3% in 1996. The additional provision for uncollectible accounts recorded in 1997 was provided at the applicable federal rate only.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. The Company believes that all necessary adjustments, which are of a normal recurring nature, have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Future quarterly results may fluctuate depending on the addition of physicians, physician offices, and cancer centers. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                 997 QUARTER ENDED                      1998 QUARTER ENDED
                                      ---------------------------------------  --------------------------------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)

                                       MAR. 31  JUNE 30    SEPT. 30  DEC. 31   MAR. 31   JUNE 30   SEPT. 30  DEC. 31
                                      --------  --------   --------  --------  --------  --------  --------  --------
STATEMENT OF INCOME DATA:
    Total revenues .................  $ 72,773  $ 72,714   $ 84,483  $ 87,465  $ 90,513  $ 97,294  $103,239  $106,943
    Income (loss) before
        income taxes ...............     8,426   (34,229)     7,832     8,353    10,765    12,067    12,081    12,497
    Net income (loss) ..............     5,098   (22,383)     4,908     5,145     6,718     7,612     7,597     7,826

NET INCOME (LOSS) PER SHARE:
    Net income (loss) per
        common share:
           Basic ...................  $   0.10  $  (0.44)  $   0.10  $   0.10  $   0.13  $   0.14  $   0.14  $   0.15
           Diluted .................      0.10     (0.44)      0.10      0.10      0.13      0.14      0.14      0.15
    Weighted average shares
       outstanding:
           Basic ...................    50,550    50,562     50,599    50,735    50,734    52,784    52,873    52,991
           Diluted .................    50,733    50,562     51,051    51,324    52,848    53,346    53,169    53,416

OPERATING DATA:
    Medical practice revenues ......  $ 87,260  $ 91,986   $ 97,922  $110,223  $111,488  $118,122  $124,782  $127,038
    Number of physicians, end of
        period .....................       289       310        319       319       337       340       351       361
    Number of full time
        physician offices, end of
        period .....................        64        66         68        74        79        82        86        87
    Number of cancer
        centers, end of period .....        17        22         22        23        24        25        27        29
    Number of states ...............        11        11         12        12        13        13        13        13


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated its cash flows from operations, bank financings, and the sale of securities. The Company's primary cash requirements are for construction of cancer centers, acquisition of equipment for cancer centers and medical offices, financing receivables, and acquiring assets from and entering into Service Agreements with Affiliated Physician Groups.

         Net cash provided by operations for the year ended December 31, 1998, was $42,335,000. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances decreased approximately $6,485,000 to $8,827,000 at December 31, 1998, as compared to $15,312,000 at December 31, 1997. These advances bear interest at a market rate (7.75% at December 31, 1998), are not collateralized, and are repaid in accordance with the terms of the instrument evidencing the advance.

         Net cash used in investing activities for the year ended December 31, 1998, was $57,267,000. During the year ended December 31, 1998, the Company paid approximately $17,756,000 to Affiliated Physician Groups in connection with entering into Service Agreements. Purchases of property and equipment during the year ended December 31, 1998, were $35,849,000 and consisted of the construction and equipping of cancer centers. These expenditures were funded through cash flow provided by operations and through borrowings under the Company's Revolving Credit Facility ("Revolver").

         Net cash flows from financing activities for the year ended December 31, 1998, were $15,233,000. At December 31, 1998, borrowings under the Revolver were $52,000,000, which were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with Service Agreement transactions, and for working capital purposes.

         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at December 31, 1998) or at Bank One Texas, N.A.'s prime rate (7.75% at December 31, 1998). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At December 31, 1998, $52,000,000 was outstanding under the Revolver, and $88,000,000 was available for borrowing.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the Service Agreement transactions; debt repayments under the Revolver; and working capital. At December 31, 1998, the Company had construction commitments of $7,300,000, which are primarily for the construction of new cancer centers. The Company does not have any material funding commitments under existing Service Agreements.

         The Company's primary working capital requirement is to fund the growth of revenues, which results in an increase in accounts receivable. Under the terms of its Service Agreements, the Company purchases the accounts receivable outstanding at the end of each month from the Affiliated Physician Groups, net of estimated allowances. An estimated allowance is provided on the accounts receivable based on historical collection rates. These allowances are reviewed periodically and increased or decreased based on the estimated payment rates. Any adjustment to the allowance based on payment patterns and/or bad debts affects the future operations of the Affiliated Physician Groups and the resulting management fee from the Affiliated Physician Groups. Therefore, accounts receivable are a function of medical practice revenues (gross billings less estimated contractual and other adjustments) rather than the management fee earned by the Company.

         The Company believes that the unused borrowing capacity under the Revolver will be sufficient to meet its capital needs; and, therefore, the Company does not anticipate raising capital through offerings of common stock to the public in the near-term. The Company believes it has adequate access to other forms of financing at reasonable terms to meet the capital requirements of its construction and network development programs through 1999, including but not limited to increasing the amount available for borrowing under the Revolver. However, no assurance exists that such additional financing will be available in the future or that, if available, it will be available on terms acceptable to the Company. In addition, the Company will continue to construct facilities under build-to-suit arrangements pursuant to long-term operating leases if the implicit cost of construction is equal to or less than the cost for the Company to construct its own facilities. The Company retains no financial or residual interest in the leased facilities and has no obligation to advance funds for development of leased facilities.

YEAR 2000 ISSUE

         The Year 2000 issue creates a significant challenge for the Company, its employees, business partners and suppliers, involving the healthcare industry and all its computer users. The challenge is to ensure that patient care and business operations are not compromised as the Company enters the new millennium. The issue is the anticipated possibility of failure of automated devices that are used for storing and utilizing date-related information. Specifically, the potential problem exists because of the widespread practice of using two digits, not four, to represent the year in databases, applications, embedded chips, hardware, etc. Logic using two-digit years can yield inappropriate results if used in calculations that span centuries.

Program

         The Company has divided its Year 2000 program into seven phases: awareness, assessment, detailed analysis and planning, conversion process, testing and validation, implementation and post implementation. The Company is assessing its information technology software and hardware, medical equipment and third party suppliers. The Company will also have contingency plans to address any potention disruption of services.

Information Systems

         The Company is dependent upon its computer systems to bill patients for services rendered by the Affiliated Physician Groups and to accumulate and report the related revenues and expenses of Affiliated Physician Groups. The Company's principal patient accounting system is not currently capable of processing Year 2000 transactions; however, the vendor has delivered an upgrade to the software making the system operational for the Year 2000. The upgrade has been tested and should be installed by the end of the second quarter of 1999. The Company does not believe that the cost to make the current practice management systems and other ancillary computer systems operational for the Year 2000 will be material. The Company is also currently installing at each Affiliated Physician Group a new practice management system that is Year 2000 compatible, and the installation is expected to be fully installed and operational before January 2000. In addition, the Company has installed a new general ledger and accounts payable system that is Year 2000 compatible.

Medical Equipment

         The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment used in cancer centers. The suppliers of the medical equipment have certified that, with minor upgrades, these systems will be Year 2000 compliant. These systems will be upgraded during the first and second quarters of 1999. The Company is in the process of evaluating the Year 2000 compliance of other clinical equipment at this time and expects to complete this process by mid-1999.

Costs

         The total cost of the new practice management system, exclusive of internal costs, in anticipated to be between $4 and $5 million. The Company does not anticipate any other material costs will be incurred in connection with the Company's Year 2000 program.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-K contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include the Company's dependence on fees and revenues generated by physicians employed by the Affiliated Physician Groups, particularly TOPA; the Company's ability to identify expansion opportunities; the Company's ability to achieve operating efficiencies associated with integrating physician practices and expanding the services offered by its Affiliated Physician Groups, particularly TOPA; the Company's ability to obtain suitable financing to support its expansion objectives; the Company's ability to effectively collect accounts receivable; increases in the costs of pharmaceuticals; changes in governmental regulation regarding the relationships between the Company and the Affiliated Physician Groups; changes in payment for medical services, including Medicare and Medicaid programs; the Company's ability to provide services on a risk-sharing or capitated basis; competitive pressures affecting physician practice management companies and physician groups with whom the Company contracts; potential exposure to professional and product liability claims; and risks associated with the proposed merger between the Company and AOR. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS                                            PAGE
                                                                         ----
Report of Independent Public Accountants                                   24

Consolidated Balance Sheets as of December 31, 1997 and 1998               25

Consolidated Statements of Income for the Years Ended                      27
  December 31, 1996, 1997, and 1998

Consolidated Statements of Stockholders' Equity for the                    28
  Years Ended December 31, 1996, 1997, and 1998

Consolidated Statements of Cash Flows for the                              29
  Years Ended December 31, 1996, 1997, and 1998

Notes to Consolidated Financial Statements                                 30



INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants                                   57

Schedule II - Reserves for Uncompensated Care                              58


For selected quarterly financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of Operations by Quarter" on page 19 hereof.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:

We have audited the accompanying consolidated balance sheets of Physician Reliance Network, Inc. (a Texas corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Reliance Network, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







                                                             ARTHUR ANDERSEN LLP



Dallas, Texas,
    February 19, 1999

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                         1997         1998
                                                                      ----------   ----------
Current assets:
     Cash and cash equivalents                                        $    2,772   $    3,073
     Investment in common stock, net of valuation allowance of
       $1,131 and $(437) at December 31, 1997 and 1998, respectively       2,301        6,975
     Accounts receivable, net of allowances of $49,818 and
       $44,413 at December 31, 1997 and 1998, respectively                87,160      109,925
     Due from related parties                                             15,312        8,827
     Other receivables                                                     2,855        6,181
     Inventories                                                           8,078       14,682
     Prepaid expenses and other                                            1,445          737
     Income tax receivable                                                 8,815        2,369
     Deferred income taxes                                                 1,089          702
                                                                      ----------   ----------
                  Total current assets                                   129,827      153,471
Property and equipment:
     Land                                                                 15,240       15,717
     Buildings                                                            62,084       67,123
     Furniture and equipment                                             121,363      145,215
     Construction-in-progress                                                472        6,081
                                                                      ----------   ----------
                                                                         199,159      234,136
     Less- Accumulated depreciation                                      (46,676)     (66,682)
                                                                      ----------   ----------
           Net property and equipment                                    152,483      167,454

Investments in joint ventures                                              4,717        7,654
Service agreements, net of accumulated amortization of $4,959
     and $9,440 at December 31, 1997 and 1998, respectively              104,773      128,541
Excess of purchase price over the fair value of net assets
     acquired, net of accumulated amortization of $866 and $1,231
     at December 31, 1997 and 1998, respectively                           7,793       10,058
Other assets                                                               1,041        1,321
                                                                      ==========   ==========
                  Total assets                                        $  400,634   $  468,499
                                                                      ==========   ==========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,
                                                                     -----------------------
                                                                        1997         1998
                                                                     ----------   ----------
Current liabilities:
     Accounts payable                                                $   24,380   $   32,522
     Accrued liabilities-
         Salaries and benefits                                            7,969        5,737
         Other                                                            3,262        3,904
                                                                     ----------   ----------
                                                                         11,231        9,641

     Deferred revenue                                                     1,904        1,553
     Due to related parties                                               4,908        4,807
     Current maturities of long-term debt                                 8,138        7,244
     Current maturities of capital lease obligations                        545          474
                                                                     ----------   ----------
                  Total current liabilities                              51,106       56,241

Long-term debt, net of current maturities                                42,009       60,379
Capital lease obligations, net of current maturities                        377           55
Subordinated convertible promissory notes                                 7,275          900
Construction and retainage payable                                          275          282
Deferred income taxes                                                     9,042       13,266
Minority interest                                                           246        1,965
                                                                     ----------   ----------
                  Total liabilities                                     110,330      133,088
                                                                     ----------   ----------

Commitments and contingencies

Stockholders' equity:
     Series A and B preferred stock, 10,000 shares authorized,
         no shares issued or outstanding                                     --           --
     Series One Junior preferred stock, 500 shares authorized,
         no shares issued or outstanding                                     --           --
     Common stock, no par value, $.01 stated value per
         share, 150,000 shares authorized, 48,999 and 51,549 shares
         issued at December 31, 1997 and 1998, respectively                 490          515
     Additional paid-in capital                                         240,543      256,293
     Common stock to be issued, approximately 1,351 and 1,496
         shares at December 31, 1997 and 1998, respectively              19,885       18,499
     Accumulated other comprehensive income                                (696)         269
     Retained earnings                                                   30,082       59,835
                                                                     ----------   ----------
                  Total stockholders' equity                            290,304      335,411
                                                                     ==========   ==========
                  Total liabilities and stockholders' equity         $  400,634   $  468,499
                                                                     ==========   ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                               YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1996        1997         1998
                                                         ----------  ----------   ----------
Revenues:
    Management fees                                      $  224,493  $  291,208   $  364,360
    Other revenues                                           13,826      26,227       33,629
                                                         ----------  ----------   ----------
             Total revenues                                 238,319     317,435      397,989
                                                         ----------  ----------   ----------
Costs and expenses:
    Salaries and benefits                                    66,879      86,862       92,619
    Pharmaceuticals and supplies                             70,822     105,758      149,989
    General and administrative                               37,988      57,606       61,416
    Provision for uncollectible accounts                     11,030      51,703       17,345
    Depreciation and amortization                            15,894      21,017       25,176
    Interest expense                                          1,939       4,107        4,034
                                                         ----------  ----------   ----------
             Total costs and expenses                       204,552     327,053      350,579
                                                         ----------  ----------   ----------
Income (loss) before taxes                                   33,767      (9,618)      47,410
Provision (benefit) for income taxes:
    Current                                                  12,213      (5,425)      13,650
    Deferred                                                  1,058       3,039        4,007
                                                         ----------  ----------   ----------
             Total provision (benefit) for income taxes      13,271      (2,386)      17,657
                                                         ----------  ----------   ----------
Net income (loss)                                            20,496      (7,232)      29,753
                                                         ----------  ----------   ----------

Other comprehensive income (loss), net of tax                    --        (696)         965
                                                         ==========  ==========   ==========
Comprehensive income (loss)                              $   20,496  $   (7,928)  $   30,718
                                                         ==========  ==========   ==========

Net income (loss) per common share
    Basic                                                $     0.44  $    (0.14)  $     0.57
                                                         ==========  ==========   ==========
    Diluted                                              $     0.43  $    (0.14)  $     0.56
                                                         ==========  ==========   ==========

Weighted average shares outstanding
    Basic                                                    46,643      50,635       52,504
                                                         ==========  ==========   ==========
    Diluted                                                  47,433      50,635       53,351
                                                         ==========  ==========   ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)

                                                                ACCUMULATED
                       COMMON  STOCK      ADDITIONAL  COMMON      OTHER
                                           PAID-IN   STOCK TO  COMPREHENSIVE RETAINED  SUBSCRIPTION
                      SHARES     AMOUNT    CAPITAL   BE ISSUED    INCOME     EARNINGS   RECEIVABLE     TOTAL
                    ---------  ---------  ---------  ---------   ---------   --------   ----------   ---------
Balance,
December 31, 1995      41,708  $     417  $ 121,885  $   6,814   $      --   $  16,818   $    (200)  $ 145,734

Issuance of
   common stock         5,923         59    108,139     (1,602)         --          --          --     106,596

Common stock to
   be issued               --         --         --     21,750          --          --          --      21,750

Net income                 --         --         --         --          --      20,496          --      20,496

Payment on
   common stock
    subscribed             --         --         --         --          --          --         200         200
                    ---------  ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balance,
December 31, 1996      47,631        476    230,024     26,962          --      37,314          --     294,776

Issuance of
   common stock         1,368         14     10,519     (9,341)         --          --          --       1,192

Common stock to
   be issued               --         --         --      2,264          --          --          --       2,264

Net loss                   --         --         --         --          --      (7,232)         --      (7,232)

Valuation
   adjustment -
    investment in
      common stock         --         --         --         --        (696)         --          --        (696)
                    ---------  ---------  ---------  ---------   ---------   ---------   ---------   ---------


Balance,
December 31, 1997      48,999        490    240,543     19,885        (696)     30,082          --     290,304

Issuance of
   common stock         2,550         25     15,750     (5,577)         --          --          --      10,198

Common stock to
   be issued               --         --         --      4,191          --          --          --       4,191

Net income                 --         --         --         --          --      29,753          --      29,753

Valuation
   adjustment -
    investment in
      common stock         --         --         --         --         965          --          --         965
                    ---------  ---------  ---------  ---------   ---------   ---------   ---------   ---------


Balance,
December 31, 1998      51,549  $     515  $ 256,293  $  18,499   $     269   $  59,835   $      --   $ 335,411
                    =========  =========  =========  =========   =========   =========   =========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                       1996         1997         1998
                                                                    ----------   ----------   ----------
Cash flows from operating activities:
    Net income (loss)                                               $   20,496   $   (7,232)  $   29,753
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
           Depreciation and amortization                                15,894       21,017       25,176
           Deferred income taxes                                         1,058        3,039        4,007
           Writedown of accounts receivable and certain assets              --       40,655           --
           Undistributed earnings of investments                            --         (437)        (540)
           Gain on sale of investment in ambulatory surgery center          --         (511)          --
           Amortization of deferred revenues                                --       (1,716)      (3,523)
           Changes in operating assets and liabilities-
             Increase in accounts receivable, net                      (44,743)     (32,905)     (22,765)
             (Increase) decrease in other receivables                   (5,860)     (16,498)       3,187
             Increase in inventories and prepaid expenses                 (294)      (3,975)      (5,896)
             Increase in accounts payable and accrued liabilities       12,501        6,420        6,552
             Increase (decrease) in due to related party                 4,955       (1,152)       6,384
                                                                    ----------   ----------   ----------
                    Net cash provided by operating activities            4,007        6,705       42,335
                                                                    ----------   ----------   ----------
Cash flows from investing activities:
    Purchases of property and equipment                                (58,203)     (27,582)     (35,849)
    Construction and retainage                                          (6,966)        (265)           7
    Service agreements                                                 (21,131)      (9,593)     (17,756)
    Investments                                                             --       (4,058)      (1,944)
    Proceeds received from sale of investment in ambulatory
       surgery center                                                       --        1,950           --
    Other                                                               (2,774)         203       (1,725)
                                                                    ----------   ----------   ----------
                  Net cash used in investing activities                (89,074)     (39,345)     (57,267)
                                                                    ----------   ----------   ----------
Cash flows from financing activities:
    Proceeds from long-term borrowings                                  36,000       32,000       20,000
    Payments on long-term borrowings                                   (58,329)      (4,698)      (6,463)
    Long-term debt issuance costs                                           --         (333)          --
    Issuance of common stock                                           102,470          764        1,696
    Proceeds from subscription receivable                                  200           --           --
                                                                    ----------   ----------   ----------
                  Net cash provided by financing activities             80,341       27,733       15,233
                                                                    ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents                    (4,726)      (4,907)         301
Cash and cash equivalents, beginning of period                          12,405        7,679        2,772
                                                                    ==========   ==========   ==========
Cash and cash equivalents, end of period                            $    7,679   $    2,772   $    3,073
                                                                    ==========   ==========   ==========

Cash paid during the period:
    Interest, net of amount capitalized                             $    1,561   $    3,248   $    4,005
    Income taxes                                                    $    7,355   $    2,951   $   11,050


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts in thousands except per share information)

1. ORGANIZATION:

General

         Physician Reliance Network, Inc. (the "Company") provides the management services, facilities and equipment, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient oncology care. The Company also provides management services, facilities and equipment, administrative and technical support, and ancillary services to physicians who provide diagnostic radiology services. The Company transacts business directly and indirectly through its wholly owned subsidiaries, TOPS Pharmacy Services, Inc., and PRN Research, Inc.

         As of December 31, 1998, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, Illinois, Florida, New Mexico and Oklahoma and provided its services to 361 physicians.

         Effective December 11, 1998, the Company entered into an Agreement and Plan of Merger, providing for the merger of a subsidiary of American Oncology Resources, Inc.("AOR"), a Delaware corporation, with the Company. Upon consummation of the merger, the Company will become a wholly owned subsidiary of AOR and the holders of the Company's common stock will receive 0.94 shares of AOR common stock for each share of the Company's common stock held by them. The effective date of the merger currently is expected to be in the second quarter of 1999. The merger is expected to be accounted for as a pooling of interests and to be a tax free exchange. The merger is subject to regulatory and shareholder approval. AOR is a national cancer management company, which provides comprehensive management services under long-term agreements to oncology practices. AOR's affiliated physicians provide a broad range of medical services to cancer patients, including medical oncology gynecological oncology, radiation oncology, stem cell transplantation, diagnostic radiology and clinical research.

Service Agreements

         The Company provides services, facilities and equipment for physicians under long-term service agreements (the "Service Agreements") with physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company is typically the sole and exclusive manager of all day-to-day business functions of physicians employed by Affiliated Physician Groups, providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Specifically, the Company, among other things, (i) prepares annual financial statements; (ii) purchases inventories and supplies; (iii) manages billing and collecting; (iv) supervises and maintains custody of files and records; (v) performs clerical, accounting, and computer services functions;
(vi) advises on public relations and advertising; and (vii) assists in the recruitment of physicians. The Service Agreements generally have 40 year initial terms with automatic five-year extensions thereafter unless either party gives notice to the other not to renew prior to the expiration of the term. The Service Agreements are not terminable earlier by the Affiliated Physician Groups, except in the event of the Company's bankruptcy or a material breach of the Service Agreement.

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee is equal to the direct expenses associated with operating the Affiliated Physician Group, excluding physicians' salaries and benefits, plus an additional fee. Direct expenses include rent, depreciation, amortization, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the Affiliated Physician Groups. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the additional fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The remaining Service

Agreements for the year ended December 31, 1998 provide for an additional fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount.

         Each Service Agreement provides for the formation of an operating board, with equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, approves certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the group's medical practice and related facilities. The two most significant items reviewed and approved by an operating board are the annual budget for an Affiliated Physician Group and the addition of facilities or services offered by an Affiliated Physician Group. From time to time, after approval by an operating board, the Company has advanced funds to an Affiliated Physician Group to finance development of new markets, to support the addition of physicians, and to support the development of new services. These advances are funded with the Company's working capital and are repaid in accordance with the terms of the instrument evidencing the advance. From time to time, the Company and an Affiliated Physician Group may amend the Service Agreement to change the management fee paid to the Company. These amendments generally occur when an operating board determines to add facilities to be used by an Affiliated Physician Group and provide for an appropriate increase in the Company's management fee. Each Service Agreement provides a mechanism to adjust the Company's management fee if a change in law results in a change in the underlying financial arrangements between the Affiliated Physician Group and the Company. If the operating board cannot agree to an appropriate adjustment, the Service Agreement provides that the matter shall be submitted to binding arbitration.

         The Company does not enter into nominee shareholder arrangements with Affiliated Physician Groups, nor does it have a "controlling financial interest" in the Affiliated Physician Groups as defined by EITF 97-2, "Application of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement". For these reasons, the Company does not consolidate the financial statements of the Affiliated Physician Groups.

         Effective June 30, 1997, the Company, through PRN Research, entered into a comprehensive clinical development alliance (the "Ilex Agreement") with Ilex(TM)Oncology, Inc. ("Ilex"). Ilex is a contract research organization ("CRO") that focuses exclusively on research of cancer-related pharmaceuticals. Under the terms of the Ilex Agreement, the Company has agreed that its sites can be used for trials managed or sponsored by Ilex, and Ilex has agreed to promote the Company as a preferred vendor for clinical trial sites. The Company has also agreed to promote Ilex as the preferred CRO for clinical trials; provide scientific review services to Ilex to evaluate proposed clinical trials; and assist in clinical trials design. In addition, the Company has the right of first refusal to participate to the maximum extent possible in all trials managed or sponsored by Ilex. As consideration for entering into the Ilex Agreement, the Company received 312 shares of Ilex common stock in 1997. The Company received 314 additional shares of Ilex common stock during 1998. The Company will also receive 314 additional shares of Ilex common stock in 1999 and 2000. In addition, the Company will receive up to 1,256 additional shares should Ilex meet certain operational financial targets. The Ilex Agreement terminates on December 31, 2007.

         The Company's most significant Service Agreement is with Texas Oncology, P.A. ("TOPA"), and it accounted for approximately 80%, 70%, and 65% of the Company's total revenues for the years ended December 31, 1996, 1997, and 1998, respectively.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The consolidated financial statements include the accounts of PRN and its subsidiaries for the years ended December 31, 1996, 1997, and 1998. All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable

         Accounts receivable represents receivables from patients and other third-party payors for medical services provided by the Affiliated Physician Groups. Generally, under the terms of the Service Agreements, the Company purchases the accounts receivable outstanding at the end of each month from the Affiliated Physician Groups, net of estimated allowances. An estimated allowance is provided on the accounts receivable based on historical collection rates. These allowances are reviewed periodically and increased or decreased based on the estimated payment rates. Any adjustment to the allowance based on payment patterns and/or bad debts affects the future operations of the Affiliated Physician Groups and the resulting management fee from the Affiliated Physician Groups. Therefore, accounts receivables are a function of medical practice revenues (gross billings less estimated contractual and other adjustments, "Medical Practice Revenues") rather than the management fee earned by the Company.

         Accounts receivable are stated net of an allowance for uncollectibles, which is charged to operations or to the Affiliated Physician Group under Service Agreements, as appropriate, based on an evaluation of potential losses.

Due from and to Related Parties

         The Company has advanced to certain of its Affiliated Physician Groups, primarily TOPA, amounts needed for working capital purposes primarily to assist with the development of new markets to support the addition of physicians, and to support the development of new services. The advances bear interest at a market rate negotiated by the Company and the Affiliated Physician Groups, which approximates the prime lending rate (7.75% at December 31, 1998). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent current payments to Affiliated Physician Groups for services rendered under Service Agreements.

Inventories

         Inventories consist of pharmaceuticals and medical supplies and are carried at the lower of cost or market on a first-in, first-out basis.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, generally 25 years for buildings and ranging from 3 to 10 years for furniture and equipment. Depreciation expense was $13,090, $17,442, and $21,352 for the years ended December 31, 1996, 1997, and 1998, respectively. Maintenance costs and repairs are expensed as incurred. Interest costs incurred during the construction of major capital additions (primarily cancer centers) are capitalized. The Company capitalized interest costs of approximately $392 for the year ended December 31, 1998. No interest cost was capitalized for the years ended December 31, 1996 and 1997.

Service Agreements and Excess of Purchase Price Over the Fair Values of Net Assets Acquired

         The Company pays certain Affiliated Physician Groups for entering into a Service Agreement and such amounts are reflected in the accompanying consolidated balance sheets. Effective July 1, 1998, the Company changed its amortization period of current and future Service Agreements from 30 to 40 years to 25 years on a prospective basis. This change was made to be consistent with other companies in the Company's industry which have made this change and to address opinions expressed by certain financial regulatory bodies. This change did not have a material impact on the Company's 1998 results of operations.

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

Management Fees

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee is equal to the direct expenses associated with operating the Affiliated Physician Group, excluding physicians' salaries and benefits, plus an additional fee. Direct expenses include rent, depreciation, amortization, pharmaceutical expenses, medical supply expenses, and salaries and benefits of non-physician employees who support the Affiliated Physician Groups. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the additional fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The remaining Service Agreements for the year ended December 31, 1998 provide for an additional fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         The following table summarizes the derivation of Management Fees for the years ended December 31, 1996, 1997, and 1998.


                                                 YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1996         1997         1998
                                          ----------   ----------   ----------
Medical Practice Revenues ..............  $  296,907   $  387,391   $  481,430
Amounts Retained by Physicians .........     (72,414)     (96,183)    (117,070)
                                          ----------   ----------   ----------
  Management Fees ......................  $  224,493   $  291,208   $  364,360
                                          ==========   ==========   ==========

         Medical Practice Revenues include amounts expected to be collected from government-sponsored health care programs (principally Medicare and Medicaid). Approximately 35% and 45% of Medical Practice Revenues represented services rendered under such government-sponsored health care programs and discounted fee for service payors, respectively, for the years ended December 31, 1996, 1997, and 1998. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. No material claims, disputes, or other unsettled matters exist to management's knowledge concerning third-party reimbursements. The Affiliated Physician Groups have no significant capitation revenues.

Income Taxes

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Net Income (Loss) Per Common Share

         Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock to be issued at a future date to Affiliated Physician Groups is treated as outstanding in determining basic earnings per share. In addition, diluted earnings per share are calculated using the weighted average number of shares of common stock and common stock equivalents. Per share amounts and weighted average number of shares outstanding for the year ended December 31, 1996, have been restated to conform to the requirements of SFAS No. 128.

         Per share data presented for the year ended December 31, 1996, has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend on June 10, 1996.

New Accounting Standards

         During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires presentation of total nonowner changes in equity for all periods presented. The required disclosure is included in the accompanying consolidated statements of income. Accumulated other comprehensive income consists of the valuation adjustment (net of tax) relating to investments in common stock and is presented in the accompanying consolidated statement of stockholders' equity.

         During 1998, the Company also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires reporting of summarized financial results for operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers.

         The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research.

         For each of the years ended December 31, 1996, 1997 and 1998, oncology related services contributed to substantially all of the Company's revenues and profitability and represented a significant portion of the Company's assets and long-lived assets (consisting primarily of property and equipment and service agreements).

Financial Instruments

         The Company discloses the estimated fair values of its financial instruments in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the accompanying consolidated balance sheets at fair value because of the short-term maturity of those instruments. Investment in common stock is recorded at fair market value. The fair value of long-term debt at December 31, 1998, was $69,354 compared to its carrying value of $69,052 and at December 31, 1997, was $59,422 compared to its carrying value of $58,344. The fair value of long-term debt was determined by using the Company's incremental borrowing rate under the Company's revolving credit facility (the "Revolver") at December 31, 1998 (6.0%) and December 31, 1997 (7.0%).

Long-Lived Assets

         On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." Under SFAS No. 121, the amounts recorded by the Company for property and equipment, Service Agreements, and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amounts of an asset may not be recoverable, as determined based on the undiscounted cash flows of the operations acquired over the remaining amortization period, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each of the geographic markets in which the Company has entered into Service Agreements, including the relative market share of the Affiliated Physician Group, the competitive environment, current period and forecasted operating and cash flow levels from the Company's Service Agreements, and legal and regulatory factors governing reimbursement and the practice of medicine.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Supplemental Cash Flow Information

         During 1998, the Company acquired $9,864 in assets net of assumed liabilities in exchange for the notes payable of $5,671 and commitments to issue common stock of $4,193 in connection with the execution of Service Agreements.

         During 1997, the Company acquired $14,231 in assets net of assumed liabilities in exchange for common stock of $470, notes payable of $1,909, subordinated convertible promissory notes of $9,400, and commitments to issue common stock of $2,452 in connection with the execution of Service Agreements. The Company also acquired $921 in equipment through the assumption of the related capital lease obligations. In addition, the Company acquired $3,432 in common stock of Ilex as consideration for entering into an agreement and provided a valuation allowance for the investment in common stock of $1,131, net of applicable income taxes of $435. See Note 3-Investment in Common Stock.

3. INVESTMENT IN COMMON STOCK:

         On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with Ilex, a drug development company focused exclusively on cancer. Under the terms of the agreement, the Company will refer all contract research business to Ilex. As part of the agreements, Ilex issued to the Company 312 shares and 314 shares of Ilex common stock in 1997 and 1998, respectively. In addition, Ilex will issue 314 shares of Ilex common stock to the Company in each of 1999 and 2000. Ilex will also issue up to 1,256 additional shares of Ilex common stock through 2000 contingent upon the performance of Ilex's contract clinical research business and other conditions. The Ilex agreement expires in 2007.

         The Company accounts for its investment in common stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's investment in common stock is considered available-for-sale. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded, and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity (under the caption "Accumulated Other Comprehensive Income"), net of applicable taxes, until realized.

         The fair value of the shares received is recorded as investment in common stock and deferred revenue as of the dates of the issuance. The deferred revenue is amortized into income over a twelve-month period and is reflected in other revenues in the accompanying consolidated statements of income.

         As of December 31, 1998, a valuation allowance credit of $437 was recorded as a result of an increase in the market value of Ilex common stock. In accordance with the provisions of SFAS No. 115, the valuation allowance is shown as a reduction to stockholders' equity, net of applicable income taxes of $168.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

4. INVESTMENTS IN JOINT VENTURES:

         Investments in joint ventures at December 31, 1997 and 1998, consist of the following:

                                             1997         1998
                                          ----------  ----------
Oregon Cancer Center, Ltd.                $    4,494  $    6,435
Physicians' Education Resource, Inc.              --         993
Real estate partnership                          223         226
                                          ----------  ----------
                                          $    4,717  $    7,654
                                          ==========  ==========

         The Company accounts for its investments in partnerships using the equity method of accounting. The results of operations of the joint ventures are not material of the Company's overall financial position or results of operations.


5. LONG-TERM DEBT AND SUBORDINATED CONVERTIBLE PROMISSORY NOTES:

         Long-term debt and subordinated convertible promissory notes consist of the following:

                                                                                     DECEMBER 31,
                                                                                -------------------
                           DESCRIPTION                                            1997       1998
------------------------------------------------------------------------------  --------   --------
Credit facility bearing interest at prime (8.5% and 7.75% at December 31, 1997 and 1998, respectively) or LIBOR (5.3% and 5.1% at December 31, 1997 and
   1998, respectively) plus 0.9% and 0.7% at December 31, 1997 and
   1998 respectively, maturing in 2002                                          $ 32,000   $ 52,000
Notes payable bearing interest at rates ranging from 5.3%
   to 10%, maturing between 1999 to 2005                                          16,022     15,623
Subordinated convertible promissory notes bearing interest at rates ranging from 6% to prime plus 1%, maturing between
   1998 and 2002                                                                   9,400        900
                                                                                --------   --------
          Total                                                                   57,422     68,523
Less-current maturities                                                           (8,138)    (7,244)
                                                                                --------   --------
          Long-term debt                                                        $ 49,284   $ 61,279
                                                                                ========   ========

         Effective June 11, 1997, the Company amended the Revolver. The amendment, among other things, increased the amounts available for borrowing under the Revolver from $90,000 to $140,000 and reduced the interest rate charged on borrowings. The Revolver matures June 11, 2002. The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and imposes restrictions on the Company's ability to incur future indebtedness, pay dividends, sell assets, or redeem or repurchase Company securities. At December 31, 1998, the Company was in compliance with the Revolver covenants and had $88,000 available under the Revolver for borrowing. The Revolver is secured by the capital stock of the Company's wholly owned subsidiaries, PRN Research, Inc. and TOPS Pharmacy, Inc. The notes payable and the subordinated convertible promissory notes are unsecured.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         As of December 31, 1998, the maturities of long-term debt and subordinated convertible promissory notes are as follows:

                                      Subordinated
                      Long-Term       Convertible
                        Debt        Promissory Notes         Total
                   --------------   ----------------    --------------
1999               $        7,244    $           --    $        7,244
2000                        4,683                --             4,683
2001                        1,679                --             1,679
2002                       52,880               900            53,780
2003                          946                --               946
Thereafter                    191                --               191
                   ==============    ==============    ==============
                   $       67,623    $          900    $       68,523
                   ==============    ==============    ==============

6. LEASES:

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998 are as follows:

   1999                                               $   486
   2000                                                    46
   2001                                                    13
                                                      -------
        Total minimum lease payments                      545
   Less: Amount representing interest                     (16)
                                                      =======
        Present value of minimum lease payments       $   529
                                                      =======


         The Company leases certain facilities and equipment under operating leases. Generally, real estate leases are for primary terms of three to five years for medical offices and ten to 20 years for leased cancer centers with options to renew for additional periods, and equipment leases are for terms of one to four years.

         Future commitments under noncancelable operating leases as of December 31, 1998 are as follows:

              1999                              $ 14,271
              2000                                12,521
              2001                                10,886
              2002                                 9,098
              2003                                 8,371
              Thereafter                          30,122
                                                --------
                                                $ 85,269

         Rent expense was $11,252, $15,609, and $18,222 for the years ended December 31, 1996, 1997, and 1998, respectively.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES:

         The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 1998, the Company's commitments were approximately $7,300.

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

         In September 1996 and October 1996, the Company was named as defendant in various lawsuits representing a class of all persons who purchased and still owned shares of the Company's common stock from the period of January 2, 1996 through October 28, 1996. In general, these lawsuits asserted that the Company failed to disclose that it had engaged in certain improper accounting practices, that the relationship between the Company and certain of the Affiliated Physician Groups violated federal and state law, and that certain of the Affiliated Physician Groups have charged the Medicare program amounts in excess of the cost of delivering certain services. In December 1997, the Company reached an agreement to settle these lawsuits for $1,975. In January and February 1998, these cases were dismissed with prejudice, and all members of the settlement class became barred from prosecuting, pursuing, or litigating any claims asserted in these cases.

         Beginning January 1, 1997, the Company has guaranteed that the Amounts Retained by Physicians will be at least $5,195 under the terms of the Service Agreement with the Company's Minnesota physician group provided that certain targets are met. Under this agreement, the Company reduced its management fee is 1998 from the Minnesota physician group by $714, and recorded management fee revenue from the Minnesota physician group of $21,665. Without the reduction in its management fee, the Company would have recorded revenue from the Minnesota physician group of $22,379. The guaranty provisions of the service agreement expire in 2001.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

8. INCOME TAXES:


         The provision (benefit) for income taxes for the years ended December 31, 1996, 1997, and 1998, consisted of the following:

                                                        1996        1997         1998
                                                      --------    --------     --------
Current:
    Federal                                           $ 10,869    $ (6,690)    $ 11,985
    State                                                1,344       1,265        1,665
Deferred:
    Federal                                                876       2,726        3,539
    State                                                  182         313          468
                                                      --------    --------     --------
        Total                                         $ 13,271    $ (2,386)    $ 17,657
                                                      ========    ========     ========


         A reconciliation between reported income tax expense and the amount computed by applying the statutory Federal income tax rate of 35% for the years ended December 31, 1996, 1997, and 1998, is as follows:

                                                        1996         1997         1998
                                                      --------     --------     --------
Computed tax expense (benefit)                        $ 11,481     $ (3,270)    $ 16,120
State taxes                                              1,526        1,578        2,133
Federal deduction for state taxes                         (534)        (552)        (725)
Incremental federal tax rate                               338          (96)         474
Other, net                                                 460          (46)        (345)
                                                      --------     --------     --------
        Total                                         $ 13,271     $ (2,386)    $ 17,657
                                                      ========     ========     ========


         The components of deferred income tax expense for the years ended December 31, 1996, 1997, and 1998, are as follows:

                                                        1996         1997         1998
                                                      --------     --------     --------
Allowance for doubtful accounts                       $    (37)    $    (10)    $     13
Expenses incurred in connection with the
    reorganization                                        (132)          --           --
Property and equipment                                     568        2,161        2,117
Management service agreement and other
    asset amortization                                     804        1,034        1,890
Accrued vacation                                          (145)        (146)         (13)
                                                      ========     ========     ========
        Total                                         $  1,058     $  3,039     $  4,007
                                                      ========     ========     ========

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                                   1997           1998
                                                                ----------     ----------
Deferred tax assets-
     Accrued vacation                                           $      654     $      667
     Valuation adjustment-investment in common stock                   435             --
     Other assets                                                       --             35
                                                                ----------     ----------
         Total deferred tax assets                                   1,089            702

Deferred tax liabilities-
     Property and equipment                                         (7,248)        (9,365)
     Management service agreements and other assets                 (1,987)        (3,877)
     Valuation adjustment - investment in common stock                  --           (168)
     Reorganization expenses and other                                 193            144
                                                                ----------     ----------
          Total deferred tax liabilities                            (9,042)       (13,266)
                                                                ==========     ==========
          Net deferred tax liabilities                          $   (7,953)    $  (12,564)
                                                                ==========     ==========

9. EARNINGS PER SHARE:

         The following is a reconciliation of the components of earnings per share for the years ended December 31, 1996, 1997, and 1998:


Year Ended December 31, 1996 --                                                         PER SHARE
                                                                 INCOME       SHARES      AMOUNT
                                                                --------     --------    --------
     Basic earnings per share
         Income available to common stockholders                $ 20,496       46,643    $   0.44

     Effect of dilutive securities
         Stock options                                                --          790       (0.01)

                                                                --------     --------    --------
     Diluted earnings per share                                 $ 20,496       47,433    $   0.43
                                                                ========     ========    ========

Year Ended December 31, 1997 -

     Basic and diluted earnings (loss) per share
         Income available to common stockholders                $ (7,232)      50,635    $  (0.14)
                                                                ========     ========    ========

Year Ended December 31, 1998 -

     Basic earnings per share
         Income available to common stockholders                $ 29,753       52,504    $   0.57

     Effect of dilutive securities
         Stock options                                                --          386          --

         Convertible subordinated notes                              128          461       (0.01)
                                                                --------     --------    --------

     Diluted earnings per share                                 $ 29,881       53,351    $   0.56
                                                                ========     ========    ========

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

         The Plan allows for an employer match of contributions made by plan participants. For the years ended December 31, 1996 and 1997, the Company elected to match 50% of employee contributions, the total match not to exceed 6% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. In 1998 the Company elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. The Company's contribution amounted to $744, $1,835, and $1,563 for the years ended December 31, 1996, 1997, and 1998, respectively.

11. STOCK OPTION PLANS:

         In November 1993, the Company established a stock option plan for employees ("Employee Option Plan") whereby the Company may issue to officers and key employee's options to purchase up to 5,000 shares of the Company's common stock.

         Substantially all of the options that were issued in 1994 vested in May 1996 and expire in May 1999. Substantially all subsequent issuances of options vest over periods between three and five years beginning one year from the date of grant and expire in ten years, except in the case of a "change in control" as defined in the Employee Option Plan when all options become immediately vested. Prior to the Company's initial public offering the Board of Directors considered, among other things, available operating results of the Company, comparable public companies' price/earnings ratios, the illiquidity of the underlying security, and prior transactions in the common stock in establishing the fair market value of the common stock at the dates of grant.

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

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         In May 1996, the Company granted options to purchase an aggregate of 20 shares of common stock to four outside directors at an exercise price of $22.31 per share. In May 1997, the Company granted options to purchase an aggregate of 15 shares of common stock to three outside directors at an exercise price of $8.25 per share. In May 1998, the Company granted options to purchase an aggregate of 91 shares of common stock to five outside directors at an exercise price of $12.50 per share. Options issued under the Director Option Plan vest and are exercisable one year from the date of grant.

         The Company also granted in April 1994 options ("1994 Director Options") to purchase an aggregate of 76 shares of common stock to three directors at an exercise price of $2.355 per share, which options vested one year following the date of grant. These options were not granted pursuant to the Director Option Plan.

         The following table summarizes the combined activity under the Employee Option Plan, the Director Option Plan, and the 1994 Director Options.


                                                                          YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
                                                     1996                          1997                          1998
                                        ----------------------------   ---------------------------   ---------------------------
                                                         WEIGHTED        WEIGHTED                      WEIGHTED
                                                         AVERAGE          AVERAGE                       AVERAGE
                                           SHARES     EXERCISE PRICE   EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES
                                        ------------  --------------   --------------  -----------   --------------  -----------
Outstanding, beginning of period             1,338      $  8.75             1,535      $  6.79            3,019        $ 9.32

  Options granted                            1,288        10.43             1,991        10.48              922          9.88
  Options exercised                           (136)        3.11              (210)        3.63             (340)         7.21
  Options canceled                            (955)       14.97              (297)        5.45             (337)         7.64

                                           -------                        -------
                                                                                                       ========
Outstanding, end of period                   1,535      $  6.79             3,019      $  9.32            3,264        $ 9.87
                                           =======                        =======                      ========

Exercisable, end of period                     480                            490                           732

Available for grant, end of period           1,228                            113                         1,353
Weighted average fair value of
  options granted                                       $  4.62                        $  6.30                         $ 9.90

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         Significant option groups outstanding at December 31, 1998, and related weighted average price and life are as follows:

                                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                      ----------------------------------------------------------------   ------------------------------------------
                            SHARES                                                             NUMBER
    RANGE OF            OUTSTANDING AT           REMAINING          WEIGHTED AVERAGE       EXERCISABLE AT        WEIGHTED AVERAGE
 EXERCISE PRICES       DECEMBER 31, 1998      CONTRACTUAL LIFE       EXERCISE PRICE      DECEMBER 31, 1998        EXERCISE PRICE
------------------    --------------------    -----------------    -------------------   -------------------   --------------------
   $    2.36-7.63                537                 7.46            $      6.25                   231             $      5.43
        8.00-9.38                543                 8.89                   8.49                    85                    8.93
        9.50-9.94                358                 8.75                   9.61                    51                    9.87
            10.50              1,105                 8.75                  10.50                   214                   10.50
      11.50-11.88                468                 8.88                  11.76                    88                   11.81
      12.19-17.75                238                 8.53                  14.18                    48                   17.75
            22.31                 15                 7.35                  22.31                    15                   22.31
   --------------      -------------          -----------            -----------            ----------             -----------

   $   2.36-22.31              3,264                 8.56            $      9.87                   732             $      9.55


         The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for those plans been determined consistent with SFAS No. 123, the Company's net income (loss) and per share amounts would have been reduced (increased) to the following pro forma amounts:

                                                            YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         1996          1997           1998
                                                      ----------    ----------     ----------
Net income (loss):
      As reported                                     $   20,496    $   (7,232)    $   29,753
      Pro forma                                           19,257        (8,995)        26,663

Earnings (loss) per common share Basic:
          As reported                                 $     0.44    $    (0.14)    $     0.57
          Pro forma                                         0.41         (0.18)          0.51

      Diluted:
          As reported                                 $     0.43    $    (0.14)    $     0.56
          Pro forma                                         0.41         (0.18)          0.50


         For disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the years ended December 31, 1996, 1997, and 1998: expected volatility of 57 percent for the year ended December 31, 1996, 67 percent for the years ended December 31, 1997 and 1998; risk-free interest rates ranging from 4.37 to 7.60 percent; and expected lives of 2.8, 5.0, and 6.0 years for immediate, 4-year, and 5-year vesting options, respectively.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY:

         In June 1997, the Company adopted a Shareholders Rights Plan. Holders of the Company's common stock as of June 16, 1997, received preferred stock purchase rights (the "Rights") as a dividend at the rate of one Right for each share of common stock. The Rights expire on June 2, 2007. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series One Junior Preferred Stock at an exercise price of $60.00 per Right, subject to adjustment. Each Right becomes exercisable only upon a person's or group's acquisition of, or commencement of a tender or exchange offer for, 18% or more of the Company's common stock or in the event that the Company's board of directors determines that a shareholder of the Company holding at least 10% of the Company's outstanding common stock is an "adverse person," as defined, or in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. If exercisable, each Right allows the holder to purchase either securities of the Company or securities of the acquiring company, depending upon the form of the transaction, having a value of twice the exercise price of the Rights. The Rights are redeemable by the Company's board of directors at $0.001 per Right for a period of ten business days following the time that the Rights become exercisable. The Rights also are generally exchangeable by the board of directors at an exchange ratio of one share of common stock per Right at any time after the Rights have become exercisable and prior to the acquisition by any person or group of 50% or more of the Company's common stock. On December 11, 1998, the Board of Directors of the Company amended the shareholders Rights Plan to exclude the proposed merger with AOR as an event that would allow the Rights to become exercisable.

         The Company has reserved 5,106 shares of common stock for issuance upon exercise of stock options. The terms of the Revolver restrict the Company's ability to declare, pay, or issue dividends or other distributions with respect to its capital stock, except for stock dividends.

         In connection with entering into Service Agreements and purchasing the assets of Affiliated Physician Groups, the Company has committed to issue shares of common stock at specified future dates. Common stock to be issued is shown as a separate component in stockholders' equity. The number of shares of future common stock to be issued as of December 31, 1998 is as follows:


                         1999                       590
                         2000                       428
                         2001                       165
                         2002                       177
                         2003                       136
                                              ---------
                                                  1,496
                                              =========

13. RELATED PARTY TRANSACTIONS:

         The Company and TOPA are parties to a Service Agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. In 1998, TOPA paid PRN an aggregate of approximately $271,200 pursuant to the TOPA Service Agreement. Dr. Jones, a director of the Company, and Dr. Bailes, an Executive Vice President and a director of the Company, are employed by TOPA. TOPA beneficially owns approximately 17.4% of the Company's outstanding common stock. At December 31, 1998, TOPA was indebted to the Company in the aggregate amount of approximately $11,400. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime lending rate (7.75% at December 31, 1998). Effective November 1, 1998, the Company and TOPA entered into a Second Amended and Restated Service Agreement. In consideration for entering into the amended agreement, the Company paid TOPA $1,500 and is obligated to pay TOPA $7,500 on April 15, 1999.

         The Company leases facilities from affiliates of Baylor University Medical Center ("BUMC"). Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services, Mr. Powell, a director of the Company, is president and chief executive officer of BUMC. In 1998, payments by the Company to BUMC totaled an aggregate of approximately $3,900 for these services.

         The Company and Minnesota Oncology Hematology, P.A. ("MOHPA") entered into a Service Agreement effective July 1, 1996. Dr. Schwartz, a director of PRN, is president and medical director of MOHPA. Pursuant to the service agreement with MOHPA, the Company provides MOHPA with offices, facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. During 1998, MOHPA paid the Company an aggregate of approximately $21,665 pursuant to its Service Agreement.

         As part of the consideration for MOHPA entering into the Service Agreement, the Company is required to make quarterly payments of $464 to MOHPA through July 1, 2000. During 1998, the Company paid MOHPA an aggregate of $1,856 pursuant to such quarterly payments. In addition, the Company is required to issue a prescribed number of shares of the Company's common stock to MOHPA on July 1 of each year through July 1, 2001. During 1998, the Company issued 107 shares of common stock to MOHPA pursuant to such yearly issuances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS


         The following table sets forth certain information regarding the directors of the Company.

          NAME                  AGE                         POSITION
--------------------------    -------    --------------------------------------
John T. Casey                   53       Chairman of the Board and
                                            Chief Executive Officer
Joseph S. Bailes, M.D.          42       Executive Vice President and Director
Nancy G. Brinker                52       Director
J. Taylor Crandall              45       Director
Robert W. Daly                  47       Director
Stephen E. Jones, M.D.          57       Director
Terrence J. Mulligan            53       Director
Boone Powell, Jr.               62       Director
Burton S. Schwartz, M.D.        57       Director

----------------

         John T. Casey has been Chairman of the Board and Chief Executive Officer of the Company since October 1997. Mr. Casey has been active in health care leadership roles for over 25 years. Mr. Casey served as president and chief operating officer of American Medical International from 1991 until 1995, when that company was acquired by Tenet Healthcare Corporation. Prior to 1991, Mr. Casey served as chief executive officer of several large regional healthcare systems, including Samaritan Health Services in Phoenix, Arizona; Methodist Health Systems in Memphis, Tennessee; and Presbyterian/St. Luke's Medical Center in Denver, Colorado. From 1995 until joining the company, Mr. Casey was chairman and chief executive officer of InteCare LLC, an entrepreneurial venture. Mr. Casey currently serves as a director of MedQuist Inc.

         Joseph S. Bailes, M.D. has been a Director, Executive Vice President and National Medical Director of the Company since its formation in June 1993. Since 1986, Dr. Bailes has been employed as a medical oncologist by TOPA. Dr. Bailes received his medical degree from the University of Texas Southwestern Medical School at Dallas in 1981 and is a board certified medical oncologist. Dr. Bailes is a director of Ilex Oncology, Inc.

         Nancy G. Brinker has been a Director of the Company since September 1994. Ms. Brinker is the founder of the Susan G. Komen Breast Cancer Foundation, one of the leading sponsors of breast cancer research and awareness programs in the nation. Since February 1995, Ms. Brinker has been chief executive officer of In Your Corner, Inc., a provider of health and wellness products and services. Ms. Brinker served as an independent pharmaceutical consultant from 1992 to 1994. Ms. Brinker currently serves as a director of The Meditrust Companies.

         J. Taylor Crandall has been a Director of the Company since May 1998. Mr. Crandall served as vice president and chief financial officer of Keystone, Inc., an investment company, from October 1986 until October 1998 and has served as vice president and chief operating officer of Keystone, Inc. since October 1998. Mr. Crandall is a director of a number of business organizations, including Sunterra Corporation, Washington Mutual, Inc., Specialty Foods, Inc., Bell & Howell Operating Company, Grove Worldwide LLC and Quaker State Corporation.

         Robert W. Daly has been a Director of the Company since October 1993. Mr. Daly has been a managing director of MedEquity Investors, LLC, a health care venture capital firm, since December 1997. Mr. Daly served as a managing director of TA Associates, a venture capital firm, from January 1994 until October 1997. Mr. Daly was a general partner of TA Associates from July 1984 to December 1993.

         Stephen E. Jones, M.D. has been a Director of the Company since November 1998. Dr. Jones received his medical degree from Case Western Reserve School of Medicine and post-doctoral training and education at Stanford University. Dr. Jones is a member of the American Society of Clinical Oncology and the American Society of Hematology. Dr. Jones is a board certified medical oncologist and internist. Dr. Jones was a founding partner of TOPA and has been a practicing physician with TOPA since 1986. He was a professor of Medicine at the University of Arizona College of Medicine from 1978 through 1985.

         Terrence J. Mulligan has been a Director of the Company since May 1998. Mr. Mulligan served in various capacities for Baxter International, Inc., a manufacturer and marketer of health care products and services, from 1971 until his retirement in 1996, including as group vice president - health systems from 1994 to 1996, group vice president -multi-hospital systems from 1993 to 1994, and senior vice president - corporate sales and marketing from 1988 to 1993. Mr. Mulligan is a director of MedQuist Inc. and Physician Dynamics Inc.

         Boone Powell, Jr. has been a Director of the Company since September 1994. Mr. Powell has been the president and chief executive officer of Baylor Health Care System and BUMC since 1980. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories and Comerica Bank - Texas and is a fellow of the American College of Health Care Executives.

         Burton S. Schwartz, M.D. has been a Director of the Company since May 1998. Dr. Schwartz has served as the president and medical director of Minnesota Oncology Hematology, P.A., a medical oncology practice and affiliated physician group of the Company, since February 1995. Dr. Schwartz served as president and medical director of Oncologic Consultants, P.A., a medical oncology practice, from April 1992 until February 1995. Dr. Schwartz received his medical degree from Meharry Medical College in 1968 and is a board certified medical oncologist.

         Mr. Powell was elected as a director of the Company in September 1994 pursuant to an agreement between BUMC and the Company. Under such agreement, the Company is required to use its best efforts to cause Mr. Powell to be recommended to the shareholders for the election of the Board of Directors until July 31, 1999, provided BUMC and its affiliates own at least 50% of the shares of Common Stock initially issued to BUMC in 1994 (at least 1,529,284 shares of Common Stock). During such period, TOPA has agreed to vote its shares in favor of Mr. Powell in an election of directors. Dr. Jones was nominated for and elected as a director of the Company in November 1998 pursuant to an agreement with the Company that for so long as TOPA owns more than 10% of the Company's common stock, a representative of TOPA reasonably acceptable to the Company will be nominated for election to the Company's Board of Director.

         Pursuant to General Instruction G (3), certain information concerning the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, the Company's executive officers, and persons who beneficially own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers, and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during 1998 its officers, directors, and greater than ten percent beneficial owners were in compliance with all applicable filing requirements except that TOPA filed six late reports relating to an aggregate of eight transactions, and Messrs. Crandall, Mulligan and Schwartz each filed a late Form 3.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid by the Company to the Chief Executive Officer and each of the executive officers of the Company (the "Named Executive Officers"). The Company has employment agreements with certain of its executive officers.

                                                   Annual Compensation
                                                -------------------------        Long-Term Compensation              All Other
  Name and Principal Position        Year        Salary($)      Bonus($)      Securities Underlying Options(#)     Compensation($)
--------------------------------   --------     ----------    -----------     --------------------------------     ---------------
John T. Casey
  Chief Executive Officer            1998          355,770          --                    120,000                       5,000(3)
                                     1997(1)        67,308      50,000(2)                 700,000                       1,615(3)

O. Edwin French
  President and
  Chief Operating Officer            1998          276,920          --                     60,000                       5,000(3)
                                     1997(1)        59,169          --                    350,000                       3,421(3)

Joseph S. Bailes, M.D.
  Executive Vice President and
  National Medical Director          1998          248,072          --                     21,000                       4,719(3)
                                     1997          225,000          --                    160,000
                                     1996          224,900      25,000

George P. McGinn, Jr.
  Executive Vice President
   General Counsel,                  1998          228,083          --                     15,000                       5,000(3)
    and Secretary                    1997          205,000          --                    130,000                       4,750(3)
                                     1996          203,973      29,166                    120,000(4)                    4,750(3)

Michael N. Murdock
  Executive Vice President and
  Chief Financial Officer            1998          251,937          --                     17,000                       5,000(3)
                                     1997(5)       139,432          --                    250,000                       4,750(3)


---------------------

(1) Mr. Casey and Mr. French commenced employment with the Company in October 1997.

(2)  Paid by the Company upon commencement of employment.

(3)  Contribution by the Company under the Company's 401 (k) plan.

(4) Reflects the number of shares subject to options granted in 1995 and repriced in November 1996.

(5)  Mr. Murdock commenced employment with the Company in June 1997.

OPTION GRANTS TABLE

         The following table provides information as to options granted to the Named Executive Officers by the Company during 1998. No separate stock appreciation rights ("SARs") have ever been granted by the Company.

                                                                                                     Potential Realizable
                                   Number of       Percent of                                       Value at Assumed Annual
                                  Securities      Total Options                                      Rates of Stock Price
                                  Underlying       Granted to        Exercise                       Appreciation for Option
                                    Options         Employees         Price         Expiration              Term($)
        Name                      Granted (#)        In 1998          ($/Sh)           Date            5%           10%
--------------------             -------------     -----------     ------------     ----------      --------      -------
John T. Casey                     120,000(1)          14.8%            8.38           9/15/08        632,416     1,602,667

O. Edwin French                    60,000(2)           7.4%            8.38           9/15/08        316,208       801,334

Joseph S. Bailes, M.D.             21,000(2)           2.6%            8.38           9/15/08        110,673       280,467

George P. McGinn, Jr.              15,000(2)           1.9%            8.38           9/15/08         79,052       200,333

Michael N. Murdock                 17,000(2)           2.1%            8.38           9/15/08         89,592       227,045


---------------

(1) The option vests and becomes exercisable ratably over five years from the date of grant.

(2) The option vests and becomes exercisable ratably over three years from the date of grant.

AGGREGATED YEAR-END OPTION VALUE TABLE

         The following table provides information as to options exercised by the Named Executive Officers during 1998 and options issued by the Company that were held by the Named Executive Officers as of December 31, 1998. None of the Named Executive Officers has held or exercised SARs.

                                                                Number of Securities          Value of Unexercised
                                                           Underlying Unexercised Options     In-the-Money Options
                                                                     at December 31,             at December 31,
                                                                    1998(#)                        1998($)(1)
                           Shares Acquired    Value       ------------------------------   --------------------------
          Name              on Exercise(#)  Realized($)     Exercisable    Unexercisable   Exercisable  Unexercisable
----------------------     ---------------  -----------   ---------------  -------------   -----------  -------------
John T. Casey                  50,000          128,125        125,000          645,000        328,125      1,947,525

O. Edwin French                                                87,500          322,500        114,844        629,231

Joseph S. Bailes, M.D.                                        125,488          161,000        496,693        506,208

George P. McGinn, Jr.          20,000          131,230        102,500          142,500        567,153        591,473

Michael N. Murdock             30,000          167,969         25,000          212,000         65,625        937,540


(1) The aggregate dollar value of the unexercised options held at fiscal year end are calculated as the difference between the fair market value of the Common Stock on December 31, 1998 ($13.13 per share as reported on the Nasdaq National Market) and the exercise price of the stock options (ranging from $6.56 per share to $17.75 per share).

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive additional compensation for serving as a director of the Company. Non-employee directors of the Company are entitled to a retainer equal to $1,000 per quarter; $1,000 for each board meeting attended in person; $500 for each board meeting in which the director participates by telephone; and $500 for each committee meeting attended in person. All directors are entitled to reimbursement for their actual out-of-pocket expenses incurred in connection with attending meetings. In addition, non-employee directors participate in the Company's 1994 Stock Option Plan for Outside Directors (the "Director Option Plan"). In accordance with the terms of the Director Option Plan, each outside director receives an option to purchase 38,232 shares of Common Stock upon his or her initial election to the Board of Directors and annual grants of options to purchase 5,096 shares upon his or her re-election to the Board of Directors. Options issued under the Director Option Plan have an exercise price per share equal to the closing price of the Common Stock on the Nasdaq Stock Market on the day prior to the date of grant and become exercisable in full on the first anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of its executive officers. Generally, the employment agreements establish the executive's base salary and contain a noncompetition agreement for a period of one year following termination. The employment agreement can be terminated at any time by the Company for "cause," as defined in the employment agreement, and by the employee upon 60 days written notice. Each agreement can also be terminated if the employee is disabled or unable to perform his or her assigned duties for a period of 90 consecutive days. In the event the employee is terminated by the Company without cause, or in the event that the employee terminates his or her employment within 180 days of a "change of control," the Company will continue to pay the employee a salary for the duration of the agreement. A "change of control" occurs for purposes of the employment agreements if (i) a person, entity, or group (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") other than the Company, a wholly-owned subsidiary of the Company, any employee benefit plan of the Company or any of its subsidiaries, or TOPA becomes the beneficial owner of the Company's securities having 25% or more of the combined voting power of the then outstanding securities of the Company that may be cast for the election of directors of the Company (other than as a result of an issuance of securities initiated by the Company in the ordinary course of business); (ii) if a cash tender or exchange offer, merger, or other business combination, sale of all or substantially all of the assets of the Company, or other capital reorganization results in the transfer or exchange of more than 25% of the voting shares of the Company; or (iii) if the Company sells all or substantially all of its assets to another entity that is not a subsidiary of the Company. The term of each employment agreement will automatically be extended for a period of two years upon a "change of control." The employment agreements with Messrs., Casey, McGinn and Murdock were amended on January 15, 1999 to extend from one to three years the non competition provisions of the employment agreements and to provide that the term of each employment agreement be automatically extended for a period of three years upon a "change of control."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the Company's Compensation Committee was composed of Ms. Brinker and Messrs. Daly, Mulligan and Powell, none of whom at any time has been an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of December 31, 1998 (except as otherwise indicated in the footnotes), respectively by (i) each owner of more than 5% of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the entities and persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing their percentage ownership of any other person.

                                            Number of Shares                               Number of options currently
                                         (including options in                             exercisable or exercisable
                 Name                          column 3)               Percentage                within 60 days
                 ----                          ---------               ----------                --------------
John T. Casey (1)(2)                           135,000                      *                        125,000
Joseph S. Bailes, M.D. (1)(2)                  285,502(3)                   *                        144,238
O. Edwin French(1)                              96,500                      *                         87,500
Michael N. Murdock (1)                          25,000                      *                         25,000
George P. McGinn, Jr.(1)                       158,000                      *                        137,500
Nancy G. Brinker (2)                            55,270                      *                         48,520
Robert W. Daly (2)                              47,466(4)                   *                         45,872
Boone Powell, Jr. (2)                           59,288(5)                   *                         39,288
J. Taylor Crandall (2)                       2,802,500(6)                  5.4%                         -
         201 Main Street
         Fort Worth, TX  76102
Terrence J. Mulligan (2)                         5,000                      *
Burton S. Schwartz, M.D. (2)                     9,274                      *
Stephen E. Jones, M.D. (2)                      99,000                      *
FW Physicians Investors, L.P.                3,296,000(7)                  6.4%
         201 Main Street
         Fort Worth, TX  766102
Kaufmann Fund, Inc                           3,731,800(8)                  7.2%
         140 East 45th Street
         43 Floor
         New York, NY 10017
Texas Oncology, P.A.                         8,966,831(9)                 17.4%
         Two Lincoln Centre
         Suite 900
         5420 LBJ Freeway
         Dallas, TX  75240
All executive officers and directors        12,744,631(10)                24.3%                      652,918
as a group (12 persons)

* Less than one percent.

(1)  Named Executive Officer.

(2)  Director.

(3)  Includes 10,000 shares subject to options granted by TOPA. See Note 9.

(4) Includes 1,594 shares representing Mr. Daly's pro rata ownership of a partnership.

(5) Does not include 2,548,568 shares beneficially owned by Baylor University Medical Center ("BUMC"), for which Mr. Powell serves as president and chief executive officer, as to which Mr. Powell disclaims beneficial ownership.

(6) All shares are beneficially owned by FW Physicians Investors, L.P., and investment limited partnership ("FW Physicians"). Mr. Crandall serves as the president of Group 31, Inc. ("Group 31"), the general partner of FW Physicians. See Note 7.

(7) Includes 2,802,500 shares beneficially owned by FW Physicians and 493,500 shares beneficially owned by Keystone, Inc., an investment company ("Keystone"). Based upon information set forth in a Schedule 13D/A filed on January 11, 1999 with the SEC by FW Physicians, Group 31, Mr. Crandall, Keystone, and Robert M. Bass, who serves as president of Keystone (collectively referred to herein as the "FW Investors"). Mr. Crandall serves as vice president and chief financial officer of Keystone. See Note 6.

(8) Based solely upon information set forth to Amendment 1 to Schedule 13G filed on January 29, 1998 with the SEC by the Kaufmann Fund, Inc., a mutual fund.

(9) Does not include 2,022,602 shares beneficially owned by persons currently and formerly employed by TOPA, which shares TOPA has options to purchase upon the occurrence of certain events, including termination of employment. These options expire with respect to 866,750 of such shares in 1999 and the balance of such shares in 2000. Includes 2,089,488 shares subject to options granted by TOPA to certain persons, including Dr. Bailes. See Note 3.

(10) Includes shares beneficially owned by TOPA. Does not include shares beneficially owned by BUMC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and TOPA are parties to a Service Agreement pursuant to which PRN provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. In 1998, TOPA paid PRN an aggregate of approximately $271.2 million pursuant to the TOPA Service Agreement with the Company. Dr. Jones, a director of the Company, and Dr. Bailes, an Executive Vice President of the Company, are employed by TOPA. TOPA beneficially owns approximately 17.4% of the outstanding Company common stock. At December 31, 1998, TOPA was indebted to PRN in the aggregate amount of approximately $11.4 million. This indebtedness was incurred in 1996 and 1997 when PRN advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by PRN and TOPA that approximates the published prime lending rate. Effective November 1, 1998, PRN and TOPA entered into a Second Amended and Restated Service Agreement. In consideration for entering into the amended agreement, PRN paid TOPA $1.5 million and is obligated to pay TOPA $7.5 million on April 15, 1999.

         The Company leases facilities from affiliates of BUMC. Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services, Mr. Powell, a director of the Company, is president and chief executive officer of BUMC. In 1998, payments by the Company to BUMC totaled an aggregate of approximately $3.9 million for these services.

         PRN and Minnesota Oncology Hematology, P.A. ("MOHPA") entered into a Service Agreement effective July 1, 1996. Dr. Schwartz, a director of the Company, is president and medical director of MOHPA. Pursuant to the Service Agreement with MOHPA, the Company provides MOHPA with offices, facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. During 1998, MOHPA paid the Company an aggregate of approximately $21.7 million pursuant to their Service Agreement.

         As part of the consideration for MOHPA entering into a Service Agreement, the Company is required to make quarterly payments of $463,996 to MOHPA through July 1, 2000. During 1998, the Company paid MOHPA an aggregate of $1,855,984 pursuant to such quarterly payments. In addition, the Company is required to issue a prescribed number of shares of the Company's common stock to MOHPA on July 1 of each year through July 1, 2001. During 1998, the Company issued 107,152 shares of common stock to MOHPA pursuant to such yearly issuances.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements: See Item 8.

         2.       Financial Statement Schedules: See Item 8.

         3.       Exhibits: See Index to Exhibits, pages 59 through 61.


(b) The Company filed a current Report on Form 8-K on December 15, 1998 to announce, pursuant to Item 5, that it had entered into an Agreement and Plan of Merger pursuant to which a newly formed wholly-owned subsidiary of AOR would merge with and into the Company.

         The Company filed a Current Report on Form 8-K on December 21 1998 to announce, pursuant to Item 5, that it had entered into an Amended and Restated Service Agreement with TOPA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PHYSICIAN RELIANCE NETWORK, INC.


Dated:  March 24, 1999            By: /s/ John T. Casey
                                     ------------------------------------------
                                      John T. Casey, Chairman of the Board and
                                      Chief Executive Officer


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


Signature                                          Title                                       Date
---------                                          -----                                       ----
    /s/ John T. Casey                              Chairman of the Board                       March 24, 1999
-------------------------------------------            and Chief Executive Officer
John T. Casey                                          (Principal Executive Officer)


    /s/ Joseph S. Bailes, M.D.                     Director                                    March 24, 1999
-------------------------------------------
Joseph S. Bailes, M.D.

    /s/ Nancy G. Brinker                           Director                                    March 24, 1999
-------------------------------------------
Nancy G. Brinker

    /s/ J. Taylor Crandall                         Director                                    March 24, 1999
-------------------------------------------
J. Taylor Crandall

                                                   Director                                    March __, 1999
-------------------------------------------
Robert W. Daly

    /s/ Stephen E. Jones, M.D.                     Director                                    March 24, 1999
-------------------------------------------
Stephen E. Jones, M.D.

    /s/ Terrence J. Mulligan                       Director                                    March 24, 1999
-------------------------------------------
Terrence J. Mulligan

    /s/ Boone Powell, Jr.                          Director                                    March 24, 1999
-------------------------------------------
Boone Powell, Jr.

                                                   Director                                    March __, 1999
-------------------------------------------
Burton S. Schwartz, M.D.

    /s/ Michael N. Murdock                         Executive Vice President and Chief          March 24, 1999
-------------------------------------------          Financial Officer (Principal
Michael N. Murdock                                   Financial and Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Physician Reliance Network, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP



Dallas, Texas
   February 19, 1999

                                                                     SCHEDULE II


                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                         RESERVES FOR UNCOMPENSATED CARE

                                   BALANCE AT           ADDITIONS           REDUCTIONS,           BALANCE AT
                                    BEGINNING           CHARGED TO            NET OF                END OF
                                    OF PERIOD             INCOME            RECOVERIES              PERIOD
                                  -------------       --------------       ------------         ---------------
Year ended December 31, 1998            $49,818               28,909            (34,314)        $       44,413
                                  -------------       --------------       ------------         --------------

Year ended December 31, 1997            $19,797               62,426            (32,405)        $       49,818
                                  -------------       --------------       ------------         --------------

Year ended December 31, 1996            $13,321               18,370            (11,894)        $       19,797
                                  -------------       --------------       ------------         --------------




(1) Represents reserves for uncompensated care related to accounts receivable purchased from Affiliated Physician Groups under the Service Agreements. Under the terms of the Service Agreements, the Affiliated Physician Groups share in the additions and reductions to the reserve for uncompensated care. This statement reflects total changes in the reserve (both the Company and the Affiliated Physician Groups).

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                DESCRIPTION
   -------                                -----------
     2.1          --       Agreement and Plan of Merger, dated December 11,
                           1998, among the Registrant, American Oncology
                           Resources, Inc. and Diagnostic Acquisition, Inc. (1)

     2.2          --       Company Stock Option Agreement dated December 11,
                           1998 between American Oncology Resources, Inc. and
                           the Registrant (1)

     2.3          --       AOR Stock Option Agreement dated December 11, 1998
                           between American Oncology Resources, Inc. and the
                           Registrant (1)

     3.1          --       Articles of Incorporation of Registrant. (2)

     3.2          --       Bylaws of the Registrant. (3)

     4.1          --       See Exhibits 3.1 and 3.2 for provisions of the
                           Articles of Incorporation and Bylaws defining rights
                           of the holders of the Common Stock of the Registrant.

     4.2          --       Form of Stock Certificate for the Common Stock of the
                           Registrant. (3)

     4.3          --       Rights Agreement, dated as of June 2, 1997, between
                           Physician Reliance Network, Inc. and Harris Trust and
                           Savings Bank, as Rights Agent, which includes as
                           exhibits the Form of Rights Certificate and the
                           Summary of Rights Agreements. (4)

     4.4          --       Amendment No. 1 to the Rights Agreement, dated as of
                           December 11, 1998, between the Registrant and Harris
                           Trust and Savings Bank, as Rights Agent. (5)

    10.1          --       Restated Security Agreement, dated as of October 1,
                           1993, by Texas Oncology, P.A. in favor of Registrant.
                           (3)

    10.2          --       Amended and Restated Credit Agreement, dated as of
                           June 11, 1997, among Physician Reliance Network,
                           Inc., as Borrower, Bank One, Texas, N.A., NationsBank
                           of Texas, N.A., Banque Paribas, Cooperatieve Centrale
                           Raiffeisen-Boerenteenbank B.A., The Fuji Bank
                           Limited, Mellon Bank, N.A., PNC Bank, National
                           Association and Suntrust Bank, Central Florida, N.A.
                           (and the other Lenders, if any, from time to time
                           party thereto) as Lenders. (6)

    10.3          --       Consent, Waiver and Second Amendment to the Amended
                           and Restated Credit Agreement, dated as of June 30,
                           1998, among Physician Reliance Network, Inc., as
                           Borrower, Bank One, Texas, N.A., NationsBank of
                           Texas, N.A., Banque Paribas, Cooperatieve Centrale
                           Raiffeisen-Boerenteenbank B.A., The Fuji Bank
                           Limited, Mellon Bank, N.A., PNC Bank, National
                           Association and Suntrust Bank, Central Florida, N.A.
                           (and the other Lenders, if any, from time to time
                           party thereto) as Lenders. (7)

    10.4          --       Third Amendment to the Amended and Restated Credit
                           Agreement, dated as of August 26, 1998, among
                           Physician Reliance Network, Inc., as Borrower, Bank
                           One, Texas, N.A., NationsBank of Texas, N.A., Banque
                           Paribas, Cooperatieve Centrale
                           Raiffeisen-Boerenteenbank B.A., The Fuji Bank
                           Limited, Mellon Bank, N.A., PNC Bank, National
                           Association and Suntrust Bank, Central Florida, N.A.
                           (and the other Lenders, if any, from time to time
                           party thereto) as Lenders. (7)

    10.5          --       Registration Rights Agreement, dated as of October 8,
                           1993, by and among the Registrant, Texas Oncology,
                           P.A., and certain investors. (3)

    10.6          --       Stockholders' Rights Agreement, dated as of September
                           16, 1994, by and among the Registrant, Texas
                           Oncology, P.A., and Baylor University Medical Center.
                           (3)

    10.7          --       Lease Agreement, dated as of August 1, 1994, by and
                           between Baylor Health Care System, as landlord, and
                           the Registrant, as tenant. (3)

   EXHIBIT
    NUMBER                                DESCRIPTION
   -------                                -----------
    10.8          --       Office Sublease Agreement, dated April 23, 1996,
                           between Santa Fe International Corporation, as
                           Landlord, and the Registrant, as Tenant. (8)

    10.9          --       Second Amended and Restated Service Agreement,
                           effective as of November 1, 1998, by and between the
                           Registrant and Texas Oncology, P.A. (9)

    10.10         --       Service Agreement, dated June 30, 1997, by and
                           between Ilex(TM)Oncology, Inc. and PRN Research, Inc.
                           (Incorporated by reference to Exhibit 10.4 to Ilex
                           Oncology, Inc.'s Quarterly Report on Form 10-Q for
                           the quarter ended June 30, 1997). (10)

                           EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

    10.22         --       1993 Stock Option Plan, as amended. (11)

    10.23         --       1994 Stock Option Plan for Outside Directors. (3)

    10.24         --       Form of Employment Agreement entered into by the
                           Registrant with Messrs. Casey, French, Murdock, and
                           McGinn and with Dr. Bailes. (12)

    10.25         --       Form of Stock Option Agreement entered into by the
                           Registrant with Dr. Bailes and Mr. Daly. (13)

    10.26         --       Form of Amendment to the Employment Agreements with
                           Messrs. Casey, McGinn and Murdock.

    21            --       Subsidiaries of the Registrant.

    23            --       Consent of Arthur Andersen LLP.

    27.1          --       Financial Data Schedule, Year Ended December 31,
                           1998.

         -----------------

     (1) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 15, 1998.

     (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

     (4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.

     (5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A dated December 23, 1998.

     (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

     (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     (9) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 21, 1998.

     (10) Confidential treatment has been requested by Ilex(TM)Oncology, Inc. with respect to certain portions of the Exhibit.

     (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-65171).

     (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     (13) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-90996).