Form 10-K/A
period 1998-12-31
PHYSICIAN RELIANCE NETWORK INC
filed 1999-05-06
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24872

                        PHYSICIAN RELIANCE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                               75-2495107
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5420 LBJ Freeway, Suite 900
Dallas, Texas                                                      75240
---------------------------------                            -------------------
(Address of principal executive                              (Zip Code)
offices)

         Registrant's telephone number, including area code:  (972) 392-8700

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

CLINIC OPERATIONS - RADIOLOGY

         In November 1998, the Company entered into a service agreement with ReFormed Radiology, P.A. ("ReFormed Radiology") to provide the group with management services, facilities and equipment, administrative and technical support, and ancillary services. ReFormed Radiology employs 34 diagnostic radiologists and utilizes the Company's seven imaging centers to provide an integrated network of diagnostic radiology services in Dallas, Texas. ReFormed Radiology also has an exclusive contract with BUMC to provide all professional radiology services at BUMC. Prior to November 1998, these physicians were employed by TOPA.

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

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee has the following two components: (i) an amount equal to the direct expenses associated with operating the Affiliated Physician Group and (ii) an amount which is calculated based on the Service Agreement for each of the Affiliated Physician Groups. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, and salaries and benefits of non-physician employees who support the Affiliated Physician Groups. The direct expenses do not include salaries and benefits of physicians. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the non-expense related portion of the management fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The earnings of an Affiliated Physician Group is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the Affiliated Physician Group. The remaining Service Agreements for the year ended December 31, 1998 provide for a fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount. Each Affiliated Physician Group is responsible for paying the salaries and benefits of its physician employees from the amount retained by the Affiliated Physician Group after payment of the Company's management fee. Because the Company's revenues depend on the revenues and earnings generated by Affiliated Physician Groups, the loss of revenue by an Affiliated Physician Group due to loss of physician employees would negatively impact the Company's revenues. Typically, an Affiliated Physician Group enters into an employment agreement with its physician employees with a term of one year and that provides for automatic renewal for successive one year periods. These employment agreements generally contain noncompetition covenants of one to two years.

         Each Service Agreement provides for the formation of an operating board, with equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, considers and acts upon certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the group's medical practice and related facilities. The two most significant items reviewed and approved by an operating board are the annual budget for an Affiliated Physician Group and the addition of facilities or services offered by an Affiliated Physician Group. From time to time, after approval by an operating board, the Company has advanced funds to an Affiliated Physician Group to finance development of new markets, to support the addition of physicians, and to support the development of new services. These advances are funded with the Company's working capital and are repaid in accordance with the terms of the instrument evidencing the advance. The advance to TOPA is evidenced by a promissory note that provides for payment of the note on demand by the Company but in no event later than December 31, 1999. The advances to other Affiliated Physician Groups generally require repayment of advances in 12 equal, monthly installments commencing one year after the advance was made. From time to time, the Company and an Affiliated Physician Group may amend the Service Agreement to change the management fee paid to the Company. These amendments generally occur when an operating board determines to add facilities to be used by an Affiliated Physician Group and provides for an appropriate increase in the Company's management fee. Each Service Agreement provides a mechanism to adjust the Company's management fee if a change in law results in a change in the underlying financial arrangements between the Affiliated Physician Group and the Company. If the operating board cannot agree to an appropriate adjustment, the Service Agreement provides that the matter shall be submitted to binding arbitration.

         In connection with entering into Service Agreements and purchasing the assets of Affiliated Physician Groups, the Company has non-forfeitable and unconditional commitments to Affiliated Physician Groups to issue shares of the Company's common stock at specified future dates. In the event an Affiliated Physician Group terminates or breaches a Service Agreement, the Company is still contractually obligated to issue the shares. At December 31, 1998, the Company was obligated to issue approximately 1,496,000 shares of its common stock to Affiliated Physician Groups. The Company does not enter into nominee shareholder arrangements with Affiliated Physician Groups, nor does it have a "controlling financial interest" in the Affiliated Physician Groups as defined by EITF 97-2, "Application of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement". For these reasons, the Company does not consolidate the financial statements of the Affiliated Physician Groups.

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

EXECUTIVE OFFICERS

         The following table sets forth information concerning the executive officers of the Company.

         NAME                               AGE                                  POSITION
-----------------------                  ----------         ------------------------------------------------------

John T. Casey                                53             Chairman and Chief Executive Officer

O. Edwin French                              52             President and Chief Operating Officer

Joseph S. Bailes, M.D.                       42             Executive Vice President and National Medical Director

Michael N. Murdock                           44             Executive Vice President and Chief Financial Officer

George P. McGinn, Jr.                        43             Executive Vice President, General Counsel and Secretary

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

                                                            SIZE                                  OWNED/
              LOCATION                                  (SQUARE FEET)  DATE OPENED                LEASED
              --------                                  -------------  -----------                ------

Plano, Texas (1).....................                      19,730      March 1988                 Owned
Sherman, Texas (1)...................                      24,541      October 1988               Owned
Paris, Texas (1).....................                      21,800      November 1992              Owned
Longview, Texas (1)..................                      24,800      May 1993                   Owned
Odessa, Texas (1)....................                      29,400      June 1994                 Leased
Tyler, Texas (2).....................                      18,400      August 1994               Leased
McAllen, Texas (1)...................                      32,300      August 1994                Owned
Dallas, Texas (2)....................                      89,600      August 1994               Leased
Arlington, Texas (2).................                      21,900      December 1994             Leased
Midland, Texas (2)...................                      18,500      April 1995                Leased
Brownsville, Texas (1)...............                      21,100      May 1995                   Owned
Mesquite, Texas (1)..................                      27,000      September 1995             Owned
Southwest Dallas, Texas (1)..........                      28,000      September 1995             Owned
North Dallas, Texas (2)..............                      51,100      October 1995              Leased
El Paso, Texas (1)...................                      34,600      April 1996                 Owned
Las Cruces, New Mexico (3)...........                       7,200      April 1996                Leased
El Paso, Texas (1)...................                      29,200      June 1996                  Owned
Columbia, Missouri (1)...............                      36,900      April 1997                Leased
Fort Worth, Texas (1)................                      22,500      April 1997                 Owned
Abilene, Texas (1)...................                      22,000      May 1997                   Owned
Austin, Texas (1)....................                      21,900      June 1997                 Leased
Beaumont, Texas (2)..................                      12,600      November 1997             Leased

                                                            SIZE                                  OWNED/
              LOCATION                                  (SQUARE FEET)  DATE OPENED                LEASED
              --------                                  -------------  -----------                ------

Chicago, Illinois (1)................                      18,900      January 1998              Leased
Denison, Texas (1)...................                      12,000      June 1998                  Owned
Maplewood, Minnesota (1).............                      13,900      June 1998                  Owned
Eugene, Oregon (1)...................                      33,600      June 1998                  Owned
Harlingen, Texas (2).................                      12,400      August 1998               Leased
Webster, Texas (3)...................                       8,900      November 1998             Leased
Ft. Lauderdale, Florida (2)..........                       5,700      December 1998             Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                    1997                                              HIGH                   LOW
                                                                     ------                 ------
                    First Quarter ..................                 $ 9.00                 $ 5.06
                    Second Quarter .................                  10.69                   5.00
                    Third Quarter ..................                  11.44                   7.81
                    Fourth Quarter .................                  12.88                   9.25

                    1998
                    First Quarter ..................                 $15.00                 $ 8.63
                    Second Quarter .................                  14.63                  10.19
                    Third Quarter...................                  12.50                   7.50
                    Fourth Quarter..................                  13.63                   8.00

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


                                                                    THREE MONTHS
                                                     YEAR ENDED        ENDED                    YEARS ENDED DECEMBER 31,
                                                    SEPTEMBER 30,   DECEMBER 31,   -------------------------------------------------
                                                        1994            1994          1995         1996         1997         1998
                                                    -----------     ------------   ----------   ----------   ----------   ----------
 STATEMENT OF INCOME DATA:
    Management fees ............................... $    55,970     $     21,674   $  129,222   $  224,493   $  291,208   $  364,360
    Other revenues ................................       3,270            1,510        8,051       13,826       26,227       33,629
                                                    -----------     ------------   ----------   ----------   ----------   ----------
       Total revenues .............................      59,240           23,184      137,273      238,319      317,435      397,989
    Salaries and benefits .........................      18,866            6,750       37,778       66,879       86,862       92,619
    Pharmaceuticals and supplies ..................      15,996            5,674       33,605       70,822      105,758      149,989
    General and administrative ....................      10,554            4,763       25,777       37,988       57,606       61,416
    Provision for uncollectible accounts ..........       4,164            1,796        8,483       11,030       51,703       17,345
    Depreciation and amortization .................       2,487            1,253        7,653       15,894       21,017       25,176
                                                    -----------     ------------   ----------   ----------   ----------   ----------
    Income (loss) before interest, taxes, and
         extraordinary item .......................       7,173            2,948       23,977       35,706       (5,511)      51,444
    Interest expense ..............................       1,682              604          672        1,939        4,107        4,034
                                                    -----------     ------------   ----------   ----------   ----------   ----------
    Income (loss) before income taxes and
         extraordinary item .......................       5,491            2,344       23,305       33,767       (9,618)      47,410
    Income tax provision (benefit) ................       3,128              929        9,190       13,271       (2,386)      17,657
                                                    -----------     ------------   ----------   ----------   ----------   ----------
    Income (loss) before extraordinary item .......       2,363            1,415       14,115       20,496       (7,232)      29,753
    Extraordinary item ............................        (302)(1)           --           --           --           --           --
                                                    -----------     ------------   ----------   ----------   ----------   ----------
    Net income (loss) ............................. $     2,061     $      1,415   $   14,115   $   20,496   $   (7,232)  $   29,753
                                                    ===========     ============   ==========   ==========   ==========   ==========
 EARNINGS PER SHARE: (2)
    Basic:
      Per share income (loss) before
        extraordinary item ........................ $      0.12     $       0.05   $     0.35   $     0.44   $    (0.14)  $     0.57
      Per share extraordinary item ................ $     (0.02)              --           --           --           --           --
      Per share net income (loss) ................. $      0.10     $       0.05   $     0.35   $     0.44   $    (0.14)  $     0.57
     Diluted:
      Per share income (loss) before
        extraordinary item ........................ $      0.08     $       0.04   $     0.34   $     0.43   $    (0.14)  $     0.56
      Per share extraordinary item ................ $     (0.01)              --           --           --           --           --
      Per share net income (loss) ................. $      0.07     $       0.04   $     0.34   $     0.43   $    (0.14)  $     0.56

 BALANCE SHEET DATA:
   Working capital ................................ $    19,484     $     28,378   $   52,626   $   78,769   $   78,721   $   97,230
   Total assets ...................................      85,923           98,886      204,633      355,341      400,634      468,499
   Long-term debt and capital lease obligations ...      38,838               --       26,973       14,121       49,661       61,334
   Redeemable convertible preferred stock .........      24,400               --           --           --           --           --
   Stockholders' equity ...........................       5,995           80,622      145,734      294,776      290,304      335,411

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

         The Company's most significant service agreement is with TOPA (the "Texas Service Agreement"). The Management Fee under the Texas Service Agreement is equal to 35% of the earnings (professional and research revenues earned by the Affiliated Physician Group less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. The direct expenses do not include salaries and benefits of physicians. The $37.8 million writedown of accounts receivable was not included as a direct expense in 1997. Under the Service Agreements in place at that time, the passage of time precluded the Company from including the writedown as a direct expense. The current Service Agreements, coupled with policies and procedures currently in place, permit the Company to record accounts receivable adjustments as direct expenses in the period recognized. Approximately 94% and 93% of the Company's Management Fees earned for each of the years ended December 31, 1998, and 1997, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, and approximately 6% and 7%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of the medical practice revenues of the Affiliated Physician Groups or a predetermined, fixed amount.

         The following table summarizes the derivation of Management Fees for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                             1996           1997           1998
                                          ---------      ---------      ---------
 Medical Practice Revenues ..........     $ 296,907      $ 387,391      $ 481,430
 Amounts Retained by Physicians .....       (72,414)       (96,183)      (117,070)
                                          ---------      ---------      ---------
   Management Fees ..................     $ 224,493      $ 291,208      $ 364,360
                                          =========      =========      =========

         As noted, the Company's most significant Service Agreement is with TOPA and it accounted for approximately 80%, 70%, and 65% of the Company's total revenues for the years ended December 31, 1996, 1997, and 1998, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                                             YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                          1996         1997         1998
                                        --------     --------     --------
 Medical Practice Revenues              $249,888     $291,395     $338,113
 Management Fee Paid to the Company
      Reimbursement of Expenses          158,892      183,863      218,083
      Earnings Component                  31,848       37,636       42,010
                                        --------     --------     --------
      Total Management Fee               190,740      221,499      260,093
                                        --------     --------     --------
 Amounts Retained by TOPA               $ 59,148     $ 69,896     $ 78,020
                                        ========     ========     ========

 Physicians Employed by TOPA                 212          221          197
 Cancer Centers Provided to TOPA              17           21           24

     The Company's operating margin for the TOPA Service Agreement was 16.7%, 17.0%, and 16.1% for the years ended December 31, 1996, 1997 and 1998, respectively. Operating margin is computed by dividing the earnings component of the management fee by the total management fee. The decrease in operating margin in 1998 is due to the development and utilization of new expensive pharmaceutical agents which have lower margins. The Company believes that these trends will continue in the future.

     The number of physicians employed by TOPA decreased in 1998 because a group of 34 radiologists withdrew from TOPA and entered into a new service agreement with the Company. The Company, TOPA and Reformed Radiology determined that it was in the best interests of all parties to have a separate practice focusing on radiology. The Company is not aware of any negative operating or financial trends related to TOPA.

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

                                               YEARS ENDED DECEMBER 31,
                                             ----------------------------
                                              1996       1997        1998
                                             -----      -----       -----
 Management fees                              94.2%      91.7%       91.6%
 Other revenues                                5.8        8.3         8.4
                                             -----      -----       -----
     Total revenues                          100.0      100.0       100.0
 Salaries and benefits                        28.1       27.4        23.3
 Pharmaceutical and supplies                  29.7       33.3        37.7
 General and administrative                   15.9       18.1        15.4
 Provision for uncollectible accounts          4.6       16.3         4.4
 Depreciation and amortization                 6.7        6.6         6.3
                                             -----      -----       -----
   Income (loss) before interest expense
       and taxes                              15.0       (1.7)       12.9
 Interest expense                              0.8        1.3         1.0
                                             -----      -----       -----
   Income (loss) before income taxes          14.2       (3.0)       11.9
 Income tax provision (benefit)                5.6       (0.7)        4.4
                                             -----      -----       -----
     Net income (loss)                         8.6%      (2.3)%       7.5%
                                             =====      =====       =====


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

         During 1997, the Company recorded approximately $37,841,000 in additional provision for uncollectible accounts receivable. This charge resulted from a continuing analysis of the Company's accounts receivable in 1997 that led management to believe that (i) despite changes in collection procedures and additions to staffing levels beginning in mid-1996, a significant amount of accounts receivable were no longer collectible, and (ii) the estimation process of determining contractual allowances needed to be revised to recognize an accelerating trend among payors toward lower overall reimbursement levels.

         The charge recorded consisted primarily of the following estimated amounts: accounts receivable from patient estates of $11,000,000, changes in the historical collection experience from Medicare of $11.0 million and changes in the historical collection experience on other managed care payors of $14,000,000.

         Accounts receivable from patient estates represent amounts owed by the estate of a deceased patient and are satisfied by the assets of the estate. Historically, such receivables are not individually material, represent a large number of relatively small dollar accounts, require a greater degree of collection effort, and can take up to one to two years to collect. Prior to 1997 the Company reserved these accounts at 10% in its quarterly and annual financial statements. The Company determined to fully reserve these accounts at June 30, 1997 because the Company planned to focus its collection efforts on higher dollar and more current patient accounts in order to maximize collections. The Company believes that this change was a change in estimate based on management's judgement.

         Since the Company began operations in 1993, the Company has used estimates to establish the contractual allowances used to determine medical practice revenues and related accounts receivable amounts. The contractual allowances used by the Company reflect the difference between charges submitted to payors for services rendered and the actual amount expected to be collected from payors. The contractual allowances relate to three major primary payor groups: (i) Medicare, (ii) managed care plans, and (iii) insurance companies. This estimation process requires an assessment of a number of complex factors, including the adjudication approach used by payors due to the size of oncology patient billings, the efficiency and accuracy of the billing process, the timing of payor remittances and the willingness of payors to adhere to contractual arrangements. As a result of these complexities, the estimation process is highly judgmental. As payment experience changes over time, the contractual allowances are revised and changes reported in the period known and quantified. New reports and analyses generated in the second quarter of 1997 indicated that the payment estimates needed to be revised further downward from amounts used by the Company at December 31, 1996 and March 31, 1997 for both Medicare (the Company's largest payor) and certain discounted fee payor arrangements (including Blue Cross and Aetna, the Company's other large third party payors). The new reports also indicated that the self pay portion of its accounts receivable should be reduced due to decreased collection experience. These new reports were available for the first time during the quarter ended June 30, 1997. Because the Company applied a reasonable review of the payment estimates in prior periods in the preparation of its prior financial statements, it concluded to record the effect of the revised payment estimates at June 30, 1997 when the new information was available and the effect was known and quantifiable. The Company believes that change represents a change in estimate.

         The Company considered whether its prior annual or quarterly financial statements should be adjusted or revised and discussed this matter with its independent public accountants. Because the Company had historical estimating processes in place in the preparation of its prior annual and quarterly financial statements and was not aware of any contrary factors or information that would alter the estimation process used in those periods, both the Company and its independent public accountants concluded that the charge was a change in estimate and should not be reflected as an accounting error requiring restatement.

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

         During 1997, the Company recorded approximately $37,841,000 in additional provision for uncollectible accounts receivable. This charge resulted from a continuing analysis of the Company's accounts receivable in 1997 that led management to believe that (i) despite changes in collection procedures and additions to staffing levels beginning in mid-1996, a significant amount of accounts receivable were no longer collectible, and (ii) the estimation process of determining contractual allowances needed to be revised to recognize an accelerating trend among payors toward lower overall reimbursement levels.

         During 1996, the Company converted from a decentralized billing process to a centralized billing process in an effort to improve collections. During the conversion period, the Company's accounts receivable balance outstanding increased significantly. The Company believed this increase resulted, in part, from the conversion process and payors' increased use of denials and other methods to delay payments. In the last half of 1996, additional and more qualified personnel were hired in the centralized business office and new policies and procedures were implemented to improve collection efforts. In addition, in 1996 the Company decided to discontinue using the developer of its billing system for software upgrades and modifications and employed software developers and analysts to provide system support. This change resulted in significant software problems that caused some claims to be improperly billed, some claims to be not submitted, and some reports to be inaccurate. The software problems were not identified and corrected until 1997.

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

                                                           1997 QUARTER ENDED
                                             ------------------------------------------------
                                        (AMOUNTS IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)

                                             MAR. 31      JUNE 30       SEPT. 30     DEC. 31
                                             --------     --------      --------     --------

 STATEMENT OF INCOME DATA:
     Total revenues ....................     $ 72,773     $ 72,714      $ 84,483     $ 87,465
     Income (loss) before
         income taxes ..................        8,426      (34,229)        7,832        8,353
     Net income (loss) .................        5,098      (22,383)        4,908        5,145

 NET INCOME (LOSS) PER SHARE:
     Net income (loss) per
         common share:
            Basic ......................     $   0.10     $  (0.44)     $   0.10     $   0.10
            Diluted ....................         0.10        (0.44)         0.10         0.10
     Weighted average shares
        outstanding:
            Basic ......................       50,550       50,562        50,599       50,735
            Diluted ....................       50,733       50,562        51,051       51,324

 OPERATING DATA:
     Medical practice revenues .........     $ 87,260     $ 91,986      $ 97,922     $110,223
     Number of physicians, end of
         period ........................          289          310           319          319
     Number of full time
         physician offices, end of
         period ........................           64           66            68           74
     Number of cancer
         centers, end of period ........           17           22            22           23
     Number of states ..................           11           11            12           12

                                                          1998 QUARTER ENDED
                                             -----------------------------------------------
                                      (AMOUNTS IN THOUSANDS, EXCEPT OPERATING AND PER SHARE DATA)

                                             MAR. 31      JUNE 30      SEPT. 30     DEC. 31
                                             --------     --------     --------     --------

 STATEMENT OF INCOME DATA:
     Total revenues ....................     $ 90,513     $ 97,294     $103,239     $106,943
     Income (loss) before
         income taxes ..................       10,765       12,067       12,081       12,497
     Net income (loss) .................        6,718        7,612        7,597        7,826

 NET INCOME (LOSS) PER SHARE:
     Net income (loss) per
         common share:
            Basic ......................     $   0.13     $   0.14     $   0.14     $   0.15
            Diluted ....................         0.13         0.14         0.14         0.15
     Weighted average shares
        outstanding:
            Basic ......................       50,734       52,784       52,873       52,991
            Diluted ....................       52,848       53,346       53,169       53,416

 OPERATING DATA:
     Medical practice revenues .........     $111,488     $118,122     $124,782     $127,038
     Number of physicians, end of
         period ........................          337          340          351          361
     Number of full time
         physician offices, end of
         period ........................           79           82           86           87
     Number of cancer
         centers, end of period ........           24           25           27           29
     Number of states ..................           13           13           13           13


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

         Net cash provided by operations for the years ended December 31, 1996, 1997 and 1998, was $4,007,000, $6,705,000 and $42,335,000, respectively. The improvement in net cash provided by operations for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily due to an increase in income from operations offset by less of a significant change in operatings assets and liabilities, primarily accounts receivable, other receivables and due to related party, as compared to the changes in the respective accounts for the year ended December 31, 1997. The writedown of accounts receivable and certain assets during the year ended December 31, 1997 was a non-cash transaction and therefore, did not have an impact on the Company's liquidity or capital resources. The writedown reduced the Company's working capital and total assets which resulted in lower collections of accounts receivable in future periods from what was originally anticipated. The writedown of accounts receivable was recorded as an expense of the Company and did not have an impact on the income of the Affiliated Physician Groups. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances decreased approximately $6,485,000 to $8,827,000 at December 31, 1998, as compared to $15,312,000 at December 31, 1997. These advances bear interest at a market rate (7.75% at December 31, 1998), are not collateralized, and are repaid in accordance with the terms of the instrument evidencing the advance. The advance to TOPA is evidenced by a promissory note that provides for payment of the note on demand by the Company but in no event later than December 31, 1999. The advances to other Affiliated Physician Groups generally require repayment of advances in 12 equal, monthly installments commencing one year after the advance was made. Because the advances from the Company to Affiliated Physician Groups are unsecured, the Company is an unsecured creditor if an Affiliated Physician Group is unable to repay an advance. The Company does not believe that there is a material credit risk associated with any of the advances to an Affiliated Physician Group.

         Net cash used in investing activities for the years ended December 31, 1996, 1997 and 1998, was $89,074,000, $39,345,000 and $57,267,000,
respectively. For the years ended December 31, 1996, 1997 and 1998, the Company paid approximately $21,131,000, $9,593,000 and $17,756,000, respectively, to
Affiliated Physician Groups in connection with entering into Service Agreements. Purchases of property and equipment during the years ended December 31, 1996, 1997 and 1998, were $58,203,000, $27,582,000 and $35,849,000 and consisted of the construction and equipping of cancer centers. These expenditures were funded through cash flow provided by operations, issuance of common stock and through borrowings under the Company's Revolving Credit Facility ("Revolver").

         Net cash flows from financing activities for the years ended December 31, 1996, 1997 and 1998, were $80,341,000, $27,733,000 and $15,233,000, respectively. At December 31, 1998, borrowings under the Revolver were $52,000,000, which were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with Service Agreement transactions, and for working capital purposes.

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

Program

         The Company has divided its Year 2000 program into seven phases: awareness, assessment, detailed analysis and planning, conversion process, testing and validation, implementation and post implementation. The Company is assessing its information technology software and hardware, medical equipment and third party suppliers. The Company will also have contingency plans to address any potential disruption of services.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS                                                                                  PAGE
-----------------------------                                                                                  ----


Report of Independent Public Accountants                                                                         26

Consolidated Balance Sheets as of December 31, 1997 and 1998                                                     27

Consolidated Statements of Income for the Years Ended                                                            29
  December 31, 1996, 1997, and 1998

Consolidated Statements of Stockholders' Equity for the                                                          30
  Years Ended December 31, 1996, 1997, and 1998

Consolidated Statements of Cash Flows for the                                                                    31
  Years Ended December 31, 1996, 1997, and 1998

Notes to Consolidated Financial Statements                                                                       32


INDEX TO FINANCIAL STATEMENT SCHEDULE
-------------------------------------

Report of Independent Public Accountants                                                                         61

Schedule II - Reserves for Uncompensated Care                                                                    62


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





                                       ARTHUR ANDERSEN LLP


Dallas, Texas,
    February 19, 1999

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                     ASSETS


                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                            1997            1998
                                                                          ---------      ---------
 Current assets:
      Cash and cash equivalents                                           $   2,772      $   3,073
      Investment in common stock, net of valuation allowance of
        $1,131 and $(437) at December 31, 1997 and 1998, respectively         2,301          6,975
      Accounts receivable, net of allowances of $31,755 and
        $14,786 at December 31, 1997 and 1998, respectively                  87,160        109,925
      Due from related parties                                               15,312          8,827
      Other receivables                                                       2,855          6,181
      Inventories                                                             8,078         14,682
      Prepaid expenses and other                                              1,445            737
      Income tax receivable                                                   8,815          2,369
      Deferred income taxes                                                   1,089            702
                                                                          ---------      ---------
                   Total current assets                                     129,827        153,471
 Property and equipment:
      Land                                                                   15,240         15,717
      Buildings                                                              62,084         67,123
      Furniture and equipment                                               121,363        145,215
      Construction-in-progress                                                  472          6,081
                                                                          ---------      ---------
                                                                            199,159        234,136
      Less- Accumulated depreciation                                        (46,676)       (66,682)
                                                                          ---------      ---------
            Net property and equipment                                      152,483        167,454

 Investments in joint ventures                                                4,717          7,654
 Service agreements, net of accumulated amortization of $4,959
      and $9,440 at December 31, 1997 and 1998, respectively                104,773        128,541
 Excess of purchase price over the fair value of net assets
      acquired, net of accumulated amortization of $866 and $1,231
      at December 31, 1997 and 1998, respectively                             7,793         10,058
 Other assets                                                                 1,041          1,321
                                                                          ---------      ---------
                   Total assets                                           $ 400,634      $ 468,499
                                                                          =========      =========



       The accompanying notes are an integral part of these consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     (In thousands, except per share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                            1997          1998
                                                                         ---------      ---------
 Current liabilities:
      Accounts payable                                                   $  24,380      $  32,522
      Accrued liabilities-
          Salaries and benefits                                              7,969          5,737
          Other                                                              3,262          3,904
                                                                         ---------      ---------
                                                                            11,231          9,641

      Deferred revenue                                                       1,904          1,553
      Due to related parties                                                 4,908          4,807
      Current maturities of long-term debt                                   8,138          7,244
      Current maturities of capital lease obligations                          545            474
                                                                         ---------      ---------
                   Total current liabilities                                51,106         56,241

 Long-term debt, net of current maturities                                  42,009         60,379
 Capital lease obligations, net of current maturities                          377             55
 Subordinated convertible promissory notes                                   7,275            900
 Construction and retainage payable                                            275            282
 Deferred income taxes                                                       9,042         13,266
 Minority interest                                                             246          1,965
                                                                         ---------      ---------
                   Total liabilities                                       110,330        133,088
                                                                         ---------      ---------

 Commitments and contingencies

 Stockholders' equity:
      Series A and B preferred stock, 10,000 shares authorized,
          no shares issued or outstanding                                       --             --
      Series One Junior preferred stock, 500 shares authorized,
          no shares issued or outstanding                                       --             --
      Common stock, no par value, $.01 stated value per
          share, 150,000 shares authorized, 48,999 and 51,549 shares
          issued at December 31, 1997 and 1998, respectively                   490            515
      Additional paid-in capital                                           240,543        256,293
      Common stock to be issued, approximately 1,351 and 1,496
          shares at December 31, 1997 and 1998, respectively                19,885         18,499
      Accumulated other comprehensive income                                  (696)           269
      Retained earnings                                                     30,082         59,835
                                                                         ---------      ---------
                   Total stockholders' equity                              290,304        335,411
                                                                         ---------      ---------
                   Total liabilities and stockholders' equity            $ 400,634      $ 468,499
                                                                         =========      =========

       The accompanying notes are an integral part of these consolidated balance sheets.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                           YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------

                                                                       1996         1997            1998
                                                                    ---------     ---------      ---------

        Revenues:
            Management fees from related parties                    $ 190,740     $ 221,499      $ 281,758
            Other management fees                                      33,753        69,709         82,602
            Other revenues                                             13,826        26,227         33,629
                                                                    ---------     ---------      ---------
                     Total revenues                                   238,319       317,435        397,989
                                                                    ---------     ---------      ---------
        Costs and expenses:
            Salaries and benefits                                      66,879        86,862         92,619
            Pharmaceuticals and supplies                               70,822       105,758        149,989
            General and administrative                                 37,988        57,606         61,416
            Provision for uncollectible accounts                       11,030        51,703         17,345
            Depreciation and amortization                              15,894        21,017         25,176
            Interest expense                                            1,939         4,107          4,034
                                                                    ---------     ---------      ---------
                     Total costs and expenses                         204,552       327,053        350,579
                                                                    ---------     ---------      ---------
        Income (loss) before taxes                                     33,767        (9,618)        47,410
        Provision (benefit) for income taxes:
            Current                                                    12,213        (5,425)        13,650
            Deferred                                                    1,058         3,039          4,007
                                                                    ---------     ---------      ---------
                     Total provision (benefit) for income taxes        13,271        (2,386)        17,657
                                                                    ---------     ---------      ---------
        Net income (loss)                                              20,496        (7,232)        29,753
                                                                    ---------     ---------      ---------

        Other comprehensive income (loss), net of tax                      --          (696)           965
                                                                    ---------     ---------      ---------
        Comprehensive income (loss)                                 $  20,496     $  (7,928)     $  30,718
                                                                    =========     =========      =========

        Net income (loss) per common share
            Basic                                                   $    0.44     $   (0.14)     $    0.57
                                                                    =========     =========      =========
            Diluted                                                 $    0.43     $   (0.14)     $    0.56
                                                                    =========     =========      =========

        Weighted average shares outstanding
            Basic                                                      46,643        50,635         52,504
                                                                    =========     =========      =========
            Diluted                                                    47,433        50,635         53,351
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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)


                                                                          ACCUMULATED
                         COMMON STOCK          ADDITIONAL     COMMON         OTHER
                      --------------------      PAID-IN      STOCK TO     COMPREHENSIVE    RETAINED     SUBSCRIPTION
                      SHARES       AMOUNT       CAPITAL      BE ISSUED       INCOME        EARNINGS      RECEIVABLE        TOTAL
                      ------     ---------     ---------     ---------      ---------      ---------     ----------      ---------
 Balance,
 December 31, 1995    41,708     $     417     $ 121,885     $   6,814      $      --      $  16,818      $    (200)     $ 145,734

 Issuance of
    common stock       5,923            59       108,139        (1,602)            --             --             --        106,596
 Common stock to
    be issued             --            --            --        21,750             --             --             --         21,750
 Net income               --            --            --            --             --         20,496             --         20,496
 Payment on
    common stock
     subscribed           --            --            --            --             --             --            200            200
                      ------     ---------     ---------     ---------      ---------      ---------      ---------      ---------
 Balance,
 December 31, 1996    47,631           476       230,024        26,962             --         37,314             --        294,776

 Issuance of
    common stock       1,368            14        10,519        (9,341)            --             --             --          1,192
 Common stock to
    be issued             --            --            --         2,264             --             --             --          2,264
 Net loss                 --            --            --            --             --         (7,232)            --         (7,232)
 Valuation
    adjustment -
     investment in
       common stock       --            --            --            --           (696)            --             --           (696)
                      ------     ---------     ---------     ---------      ---------      ---------      ---------      ---------
 Balance,
 December 31, 1997    48,999           490       240,543        19,885           (696)        30,082             --        290,304

 Issuance of
    common stock       2,550            25        15,750        (5,577)            --             --             --         10,198
 Common stock to
    be issued             --            --            --         4,191             --             --             --          4,191
 Net income               --            --            --            --             --         29,753             --         29,753
 Valuation
    adjustment -
     investment in
       common stock       --            --            --            --            965             --             --            965
                      ------     ---------     ---------     ---------      ---------      ---------      ---------      ---------
 Balance,
 December 31, 1998    51,549     $     515     $ 256,293     $  18,499      $     269      $  59,835      $      --      $ 335,411
                      ======     =========     =========     =========      =========      =========      =========      =========


       The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1996           1997           1998
                                                                        ---------      ---------      ---------
 Cash flows from operating activities:
     Net income (loss)                                                  $  20,496      $  (7,232)     $  29,753
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities-
            Depreciation and amortization                                  15,894         21,017         25,176
            Deferred income taxes                                           1,058          3,039          4,007
            Writedown of accounts receivable and certain assets                --         40,655             --
            Undistributed earnings of investments                              --           (437)          (540)
            Gain on sale of investment in ambulatory surgery center            --           (511)            --
            Amortization of deferred revenues                                  --         (1,716)        (3,523)
            Changes in operating assets and liabilities-
              Increase in accounts receivable, net                        (44,743)       (32,905)       (22,765)
              (Increase) decrease in other receivables                     (5,860)       (16,498)         3,187
              Increase in inventories and prepaid expenses                   (294)        (3,975)        (5,896)
              Increase in accounts payable and accrued liabilities         12,501          6,420          6,552
              Increase (decrease) in due to related party                   4,955         (1,152)         6,384
                                                                        ---------      ---------      ---------
                     Net cash provided by operating activities              4,007          6,705         42,335
                                                                        ---------      ---------      ---------
 Cash flows from investing activities:
     Purchases of property and equipment                                  (58,203)       (27,582)       (35,849)
     Construction and retainage                                            (6,966)          (265)             7
     Service agreements                                                   (21,131)        (9,593)       (17,756)
     Investments                                                               --         (4,058)        (1,944)
     Proceeds received from sale of investment in ambulatory
        surgery center                                                         --          1,950             --
     Other                                                                 (2,774)           203         (1,725)
                                                                        ---------      ---------      ---------
                   Net cash used in investing activities                  (89,074)       (39,345)       (57,267)
                                                                        ---------      ---------      ---------
 Cash flows from financing activities:
     Proceeds from long-term borrowings                                    36,000         32,000         20,000
     Payments on long-term borrowings                                     (58,329)        (4,698)        (6,463)
     Long-term debt issuance costs                                             --           (333)            --
     Issuance of common stock                                             102,470            764          1,696
     Proceeds from subscription receivable                                    200             --             --
                                                                        ---------      ---------      ---------
                   Net cash provided by financing activities               80,341         27,733         15,233
                                                                        ---------      ---------      ---------
 Net increase (decrease) in cash and cash equivalents                      (4,726)        (4,907)           301
 Cash and cash equivalents, beginning of period                            12,405          7,679          2,772
                                                                        ---------      ---------      ---------
 Cash and cash equivalents, end of period                               $   7,679      $   2,772      $   3,073
                                                                        =========      =========      =========

 Cash paid during the period:
     Interest, net of amount capitalized                                $   1,561      $   3,248      $   4,005
     Income taxes                                                       $   7,355      $   2,951      $  11,050


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

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee has the following two components: (i) an amount equal to the direct expenses associated with operating the Affiliated Physician Group and (ii) an amount which is calculated based on the Service Agreement for each of the Affiliated Physician Groups. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the Affiliated Physician Groups. The direct expenses do not include salaries and benefits of physicians. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the non-expense related portion of the management fee is a percentage, ranging from 25% to 35%,

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES of the earnings before interest and taxes of the Affiliated Physician Group. The earnings of an Affiliated Physician Group is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the Affiliated Physician Group. The remaining Service Agreements for the year ended December 31, 1998 provide for a fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount. Each Affiliated Physician Group is responsible for paying the salaries and benefits of its physician employees from the amount retained by the Affiliated Physician Group after payment of the Company's management fee.

         Each Service Agreement provides for the formation of an operating board, with equal representation from the Company and the Affiliated Physician Group. The operating board meets periodically, approves certain items having a significant impact on the Affiliated Physician Group, and advises the Company on the management, administrative policies, and development of the group's medical practice and related facilities. The two most significant items reviewed and approved by an operating board are the annual budget for an Affiliated Physician Group and the addition of facilities or services offered by an Affiliated Physician Group. From time to time, after approval by an operating board, the Company has advanced funds to an Affiliated Physician Group to finance development of new markets, to support the addition of physicians, and to support the development of new services. These advances are funded with the Company's working capital and are repaid in accordance with the terms of the instrument evidencing the advance. The advance to TOPA is evidenced by a promissory note that provides for payment of the note on demand by the Company but in no event later than December 31, 1999. The advances to other Affiliated Physician Groups generally require repayment of advances in 12 equal, monthly installments commencing one year after the advance was made. From time to time, the Company and an Affiliated Physician Group may amend the Service Agreement to change the management fee paid to the Company. These amendments generally occur when an operating board determines to add facilities to be used by an Affiliated Physician Group and provide for an appropriate increase in the Company's management fee. Each Service Agreement provides a mechanism to adjust the Company's management fee if a change in law results in a change in the underlying financial arrangements between the Affiliated Physician Group and the Company. If the operating board cannot agree to an appropriate adjustment, the Service Agreement provides that the matter shall be submitted to binding arbitration.

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         The Company's most significant Service Agreement is with TOPA and it accounted for approximately 80%, 70%, and 65% of the Company's total revenues for the years ended December 31, 1996, 1997, and 1998, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                                                  Years Ended December 31,
                                               1996         1997         1998
                                             --------     --------     --------
      Medical Practice Revenues              $249,888     $291,395     $338,113
      Management Fee Paid to the Company
           Reimbursement of Expenses          158,892      183,863      218,083
           Earnings Component                  31,848       37,636       42,010
                                             --------     --------     --------
           Total Management Fee               190,740      221,499      260,093
                                             --------     --------     --------
      Amounts Retained by TOPA               $ 59,148     $ 69,896     $ 78,020
                                             ========     ========     ========

      Physicians Employed by TOPA                 212          221          197
      Cancer Centers Provided to TOPA              17           21           24

     The Company's operating margin for the TOPA Service Agreement was 16.7%, 17.0%, and 16.1% for the years ended December 31, 1996, 1997 and 1998, respectively. Operating margin is computed by dividing the earnings component of the management fee by the total management fee. The decrease in operating margin in 1998 is due to the development and utilization of new expensive pharmaceutical agents which have lower margins. The Company believes that these trends will continue in the future.

     The number of physicians employed by TOPA decreased in 1998 because a group of 34 radiologists withdrew from TOPA and entered into a new service agreement with the Company. The Company, TOPA and Reformed Radiology determined that it was in the best interests of all parties to have a separate practice focusing on radiology. The Company is not aware of any negative operating or financial trends related to TOPA.

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

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

         Accounts receivable are stated net of an allowance for uncollectibles, which is charged to operations or to the Affiliated Physician Group under Service Agreements, as appropriate, based on an evaluation of potential losses. Future changes in allowances are either reflected as an adjustment to Medical Practice Revenues or as an adjustment to the provision for uncollectible accounts depending on the nature of the allowance. The provision for uncollectible accounts is a direct expense of the Affiliated Physician Groups. The $37.8 million writedown of accounts receivable was not included as a direct expense in 1997. Under the Service Agreements in place at that time, the passage of time precluded the Company from including the writedown as a direct expense. The current Service Agreements, coupled with policies and procedures currently in place, permit the Company to record accounts receivable adjustments as direct expenses in the period recognized.

         During 1997, the Company recorded approximately $37.8 million of additional provision for uncollectable accounts receivable. This charge resulted from a continuing analysis of the Company's accounts receivable in 1997 that lead management to believe (i) that, despite changes in collection procedures and additions to staffing levels beginning in mid-1996, a significant amount of accounts receivable were no longer collectible and (ii) that the estimation process of determining contractual allowances needed to be revised to recognize an accelerating trend among payors toward lower overall reimbursement levels.

         The charge recorded consisted primarily of the following estimated amounts: accounts receivable from patient estates of $11.0 million, changes in the historical collection experience from Medicare of $11.0 million and changes in the historical collection experience on other managed care payors of $14.0 million. Because the Company had historical estimation processes in place in the preparation of its prior annual and quarterly financial statements and was not aware of any contrary factors or information that would alter the estimation process used in those periods, the Company concluded that the charge was a change in estimate and should not be reflected as an accounting error requiring restatement.

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

Management Fees

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee has the following two components: (i) an amount equal to the direct expenses associated with operating the Affiliated Physician Group and (ii) an amount which is calculated based on the Service Agreement for each of the Affiliated Physician Groups. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, and salaries and benefits of non-physician employees who support the Affiliated Physician Groups. The $37.8 million writedown of accounts receivable was not included as a direct expense in 1997. Under the Service Agreements in place at that time, the passage of time precluded the Company from including the writedown as a direct expense. The current Service Agreements, coupled with policies and procedures currently in place, permit the Company to record accounts receivable adjustments as direct expense in the period recognized. The direct expenses do not include salaries and benefits of physicians. Approximately 94% of the Service Agreements for the year ended December 31, 1998 provide that the non-expense related portion of the management fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The earnings of an Affiliated Physician Group is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the Affiliated Physician Group. The remaining Service Agreements for the year ended December 31, 1998 provide for a fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount. Each Affiliated Physician Group is responsible for paying the salaries and benefits of its physician employees from the amount retained by the Affiliated Physician Group after payment of the Company's management fee.

         The following table summarizes the derivation of Management Fees for the years ended December 31, 1996, 1997, and 1998.

                                            YEARS ENDED DECEMBER 31,
                                    ---------------------------------------
                                      1996           1997           1998
                                    ---------      ---------      ---------
 Medical Practice Revenues........  $ 296,907      $ 387,391      $ 481,430
 Amounts Retained by Physicians...    (72,414)       (96,183)      (117,070)
                                    ---------      ---------      ---------
   Management Fees................  $ 224,493      $ 291,208      $ 364,360
                                    =========      =========      =========

         Management fees to related parties include amounts received from TOPA for all years and from Minnesota Oncology Hematology, P.A. ("MOHPA") for 1998. In addition refer to Note 13 - "Related Party Transactions".

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         Since the Company began operations in 1993, the Company has used estimates to establish the contractual allowances used to determine medical practice revenues and related accounts receivable amounts. The contractual allowances used by the Company reflect the difference between charges submitted to payors for services rendered and the actual amount expected to be collected from payors. The contractual allowances relate to three major primary payor groups: (i) Medicare, (ii) managed care plans, and (iii) insurance companies. This estimation process requires an assessment of a number of complex factors, including the adjudication approach used by payors due to the size of oncology patient billings, the efficiency and accuracy of the billing process, the timing of payor remittances and the willingness of payors to adhere to contractual arrangements. As a result of these complexities, the estimation process is highly judgmental. The estimation process is performed by the Company, not an Affiliated Physician Group.

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

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

               PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

4.   INVESTMENTS IN JOINT VENTURES:

         Investments in joint ventures at December 31, 1997 and 1998, consist of the following:

                                           1997       1998
                                          ------     ------
 Oregon Cancer Center, Ltd.               $4,494     $6,435
 Physicians' Education Resource, Inc.         --        993
 Real estate partnership                     223        226
                                          ------     ------
                                          $4,717     $7,654
                                          ======     ======

         The Company accounts for its investments in partnerships using the equity method of accounting. Oregon Cancer Center, Ltd. is a joint venture that owns a cancer center in Eugene, Oregon. The increase in the investment in 1998 is due to the Company's share of costs to complete the cancer center and the Company's equity earnings in the joint venture. The Company purchased a minority interest position in Physicians' Education Resource, Inc. ("PER") in 1998. PER is involved in sponsoring educational seminars and publishing research papers primarily in the field of oncology. The results of operations of the joint ventures are not material of the Company's overall financial position or results of operations.


5.   LONG-TERM DEBT AND SUBORDINATED CONVERTIBLE PROMISSORY NOTES:

         Long-term debt and subordinated convertible promissory notes consist of the following:

                                                                                   DECEMBER 31,
                                                                             ------------------------
                           DESCRIPTION                                         1997            1998
                           -----------                                       --------        --------

Credit facility bearing interest at prime (8.5% and 7.75% at
   December 31, 1997 and 1998, respectively) or LIBOR (5.3% and
   5.1% at December 31, 1997 and 1998, respectively) plus 0.9% and
   0.7% at December 31, 1997 and 1998 respectively, maturing in
   2002                                                                      $ 32,000        $ 52,000
Notes payable bearing interest at rates ranging from 5.3% to 10%,
   maturing between 1999 to 2005                                               16,022          15,623
Subordinated convertible promissory notes bearing interest at rates
   ranging from 6% to prime plus 1%, maturing between 1998 and 2002             9,400             900
                                                                             --------        --------
          Total                                                                57,422          68,523
Less-current maturities                                                        (8,138)         (7,244)
                                                                             --------        --------
          Long-term debt                                                     $ 49,284        $ 61,279
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

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         As of December 31, 1998, the maturities of long-term debt and subordinated convertible promissory notes are as follows:

                              Subordinated
                Long-Term      Convertible
                 Debt        Promissory Notes      Total
                -------      ----------------     -------
 1999           $ 7,244          $    --          $ 7,244
 2000             4,683               --            4,683
 2001             1,679               --            1,679
 2002            52,880              900           53,780
 2003               946               --              946
 Thereafter         191               --              191
                -------          -------          -------
                $67,623          $   900          $68,523
                =======          =======          =======

6.   LEASES:

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998 are as follows:

 1999                                             $ 486
 2000                                                46
 2001                                                43
                                                  -----
      Total minimum lease payments                  545
 Less:  Amount representing interest                (16)
                                                  -----
      Present value of minimum lease payments     $ 529
                                                  =====


         The Company leases certain facilities and equipment under operating leases. Generally, real estate leases are for primary terms of three to five years for medical offices and ten to 20 years for leased cancer centers with options to renew for additional periods, and equipment leases are for terms of one to four years.

         Future commitments under noncancelable operating leases as of December 31, 1998 are as follows:

 1999           $14,271
 2000            12,521
 2001            10,886
 2002             9,098
 2003             8,371
 Thereafter      30,122
                -------
                $85,269
                =======

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

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

8.   INCOME TAXES:


         The provision (benefit) for income taxes for the years ended December 31, 1996, 1997, and 1998, consisted of the following:

                     1996        1997         1998
                   -------     -------      -------
 Current:
     Federal       $10,869     $(6,690)     $11,985
     State           1,344       1,265        1,665
 Deferred:
     Federal           876       2,726        3,539
     State             182         313          468
                   -------     -------      -------
         Total     $13,271     $(2,386)     $17,657
                   =======     =======      =======


         A reconciliation between reported income tax expense and the amount computed by applying the statutory Federal income tax rate of 35% for the years ended December 31, 1996, 1997, and 1998, is as follows:

                                         1996          1997          1998
                                       --------      --------      --------
 Computed tax expense (benefit)        $ 11,481      $ (3,270)     $ 16,120
 State taxes                              1,526         1,578         2,133
 Federal deduction for state taxes         (534)         (552)         (725)
 Incremental federal tax rate               338           (96)          474
 Other, net                                 460           (46)         (345)
                                       --------      --------      --------
         Total                         $ 13,271      $ (2,386)     $ 17,657
                                       ========      ========      ========


         The components of deferred income tax expense for the years ended December 31, 1996, 1997, and 1998, are as follows:

                                               1996          1997        1998
                                              -------      -------      -------
 Allowance for doubtful accounts              $   (37)     $   (10)     $    13
 Expenses incurred in connection with the
     reorganization                              (132)          --           --
 Property and equipment                           568        2,161        2,117
 Management service agreement and other
     asset amortization                           804        1,034        1,890
 Accrued vacation                                (145)        (146)         (13)
                                              -------      -------      -------
         Total                                $ 1,058      $ 3,039      $ 4,007
                                              =======      =======      =======

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                               1997            1998
                                                            ----------      ----------
 Deferred tax assets-
      Accrued vacation                                      $      654      $      667
      Valuation adjustment-investment in common stock              435              --
      Other assets                                                  --              35
                                                            ----------      ----------
          Total deferred tax assets                              1,089             702

 Deferred tax liabilities-
      Property and equipment                                    (7,248)         (9,365)
      Management service agreements and other assets            (1,987)         (3,877)
      Valuation adjustment - investment in common stock             --            (168)
      Reorganization expenses and other                            193             144
                                                            ----------      ----------
           Total deferred tax liabilities                       (9,042)        (13,266)
                                                            ----------      ----------
           Net deferred tax liabilities                     $   (7,953)     $  (12,564)
                                                            ==========      ==========

9.   EARNINGS PER SHARE:

         The following is a reconciliation of the components of earnings per share for the years ended December 31, 1996, 1997, and 1998:

 Year Ended December 31, 1996 --                                                      PER SHARE
                                                              INCOME         SHARES     AMOUNT
                                                             --------        ------     --------
      Basic earnings per share
          Income available to common stockholders            $ 20,496        46,643     $   0.44

      Effect of dilutive securities
          Stock options                                            --           790        (0.01)

                                                             --------        ------     --------
      Diluted earnings per share                             $ 20,496        47,433     $   0.43
                                                             ========        ======     ========

 Year Ended December 31, 1997 -

      Basic and diluted earnings (loss) per share
          Income (loss) available to common stockholders     $ (7,232)       50,635     $  (0.14)
                                                             ========        ======     ========

 Year Ended December 31, 1998 -

      Basic earnings per share
          Income available to common stockholders            $ 29,753        52,504     $   0.57

      Effect of dilutive securities
          Stock options                                            --           386           --

          Convertible subordinated notes                          128           461        (0.01)
                                                             --------        ------     --------

      Diluted earnings per share                             $ 29,881        53,351     $   0.56
                                                             ========        ======     ========

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         For the year ended December 31, 1996, 823 shares related to stock options were not included in the computations of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

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

         The following table summarizes the combined activity under the Employee Option Plan, the Director Option Plan, and the 1994 Director Options.

                                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                      1996                        1997                        1998
                                           -------------------------    -------------------------    ------------------------
                                                    WEIGHTED AVERAGE             WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                           SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE     SHARES   EXERCISE PRICE
                                           ------    --------------     ------    --------------     ------   --------------

 Outstanding, beginning of period           1,338      $    8.75         1,535      $    6.79         3,019      $    9.32

   Options granted                          1,288          10.43         1,991          10.48           922           9.88
   Options exercised                         (136)          3.11          (210)          3.63          (340)          7.21
   Options canceled                          (955)         14.97          (297)          5.45          (337)          7.64

                                            -----                        -----                        -----
 Outstanding, end of period                 1,535      $    6.79         3,019      $    9.32         3,264      $    9.87
                                            =====                        =====                        =====

 Exercisable, end of period                   480                          490                          732

 Available for grant, end of period         1,228                          113                        1,353
 Weighted average fair value of
   options granted                                     $    4.62                    $    6.30                    $    9.90

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

         Significant option groups outstanding at December 31, 1998, and related weighted average price and life are as follows:

                                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                        ---------------------------------------------------------      ------------------------------------
                             SHARES                                                        NUMBER
    RANGE OF             OUTSTANDING AT         REMAINING        WEIGHTED AVERAGE       EXERCISABLE AT     WEIGHTED AVERAGE
 EXERCISE PRICES        DECEMBER 31, 1998    CONTRACTUAL LIFE     EXERCISE PRICE       DECEMBER 31, 1998    EXERCISE PRICE
 ---------------        -----------------    ----------------     --------------       -----------------    --------------
  $ 2.36-7.63                  537                 7.46               $ 6.25                  231               $ 5.43
    8.00-9.38                  543                 8.89                 8.49                   85                 8.93
    9.50-9.94                  358                 8.75                 9.61                   51                 9.87
        10.50                1,105                 8.75                10.50                  214                10.50
  11.50-11.88                  468                 8.88                11.76                   88                11.81
  12.19-17.75                  238                 8.53                14.18                   48                17.75
        22.31                   15                 7.35                22.31                   15                22.31
 ------------               ------               ------               ------               ------               ------
  $2.36-22.31                3,264                 8.56               $ 9.87                  732               $ 9.55

         The Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Had compensation cost for those plans been determined consistent with SFAS No. 123, the Company's net income (loss) and per share amounts would have been reduced (increased) to the following pro forma amounts:

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
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

         In connection with entering into Service Agreements and purchasing the assets of Affiliated Physician Groups, the Company has non-forfeitable and unconditional commitments to the Affiliated Physician Groups to issue shares of common stock at specified future dates. There are no future performance criteria that must be met prior to the delivery of the shares. In the event a practice terminates or breaches an affiliation agreement, the Company is still contractually obligated to issue the shares. The fair market value of common stock to be issued is included in the determination of aggregate consideration paid by the Company when entering into a Service Agreement. Using the concepts of purchase accounting, the fair value recorded for the affiliation equals the market value of the Company's common stock on the date that the Company makes the commitment to issue common stock under the affiliated agreement. The Company has not discounted the value of these shares as the substantial majority of the commitments to deliver shares are commitments to deliver shares with a fixed dollar value. In addition, the Company cannot satisfy the obligation to issue common stock by payment of cash in lieu of common stock. The Company structures affiliations with delayed delivery shares for tax planning purposes and to more closely align a physician's long-term interests with those of the Company. Common stock to be issued is shown as a separate component in stockholders' equity. The number of shares of future common stock to be issued as of December 31, 1998 is as follows:

1999                                                                     590
2000                                                                     428
2001                                                                     165
2002                                                                     177
2003                                                                     136
                                                                      ------
                                                                       1,496
                                                                      ======

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

13.      RELATED PARTY TRANSACTIONS:

         The Company and TOPA are parties to a Service Agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The Management Fee under the Texas Service Agreement is equal to 35% of the earnings (professional and research revenues earned by the Affiliated Physician Group less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. In 1998, TOPA paid PRN an aggregate of approximately $260,100 pursuant to the TOPA Service Agreement. Dr. Jones, a director of the Company, and Dr. Bailes, an Executive Vice President and a director of the Company, are employed by TOPA. TOPA beneficially owns approximately 17.4% of the Company's outstanding common stock. At December 31, 1998, TOPA was indebted to the Company in the aggregate amount of approximately $11,400. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime lending rate (7.75% at December 31, 1998). Effective November 1, 1998, the Company and TOPA entered into a Second Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Second Amended and Restated Service Agreement are (i) TOPA no longer participates in the earnings of PRN Research, Inc.; (ii) TOPA no longer participates in the earnings of the Company's imaging centers; (iii) the term of the service agreement was extended for three years; and (iv) the provisions of the covenant not to compete that TOPA enters into with physicians were strengthened. In consideration for entering into the amended agreement, the Company paid TOPA $1,500 and is obligated to pay TOPA $7,500 on April 15, 1999. Because of the expected economic benefits to be received by the Company, the Company recorded the payments to TOPA as an increase in the value of the service agreement with TOPA. In addition, refer to Note 2 "Significant Accounting Policies".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS


         The following table sets forth certain information regarding the directors of the Company.

         NAME                               AGE                        POSITION
---------------------------               --------        -------------------------------------

John T. Casey                                53           Chairman of the Board and
                                                             Chief Executive Officer
Joseph S. Bailes, M.D.                       42           Executive Vice President and Director
Nancy G. Brinker                             52           Director
J. Taylor Crandall                           45           Director
Robert W. Daly                               47           Director
Stephen E. Jones, M.D.                       57           Director
Terrence J. Mulligan                         53           Director
Boone Powell, Jr.                            62           Director
Burton S. Schwartz, M.D.                     57           Director

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

         Terrence J. Mulligan has been a Director of the Company since May
1998. Mr. Mulligan served in various capacities for Baxter International, Inc., a manufacturer and marketer of health care products and services, from 1971 until his retirement in 1996, including as group vice president - health systems from 1994 to 1996, group vice president - multi-hospital systems from 1993 to 1994, and senior vice president - corporate sales and marketing from 1988 to 1993. Mr. Mulligan is a director of MedQuist Inc. and Physician Dynamics Inc.

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

                                                       Annual Compensation
                                                    ------------------------        Long-Term Compensation             All Other
  Name and Principal Position         Year          Salary($)       Bonus($)    Securities Underlying Options(#)    Compensation ($)
  ---------------------------         ----          ---------       --------    --------------------------------    ----------------

 John T. Casey
   Chief Executive Officer            1998           355,770            --                  120,000                       5,000(3)
                                      1997(1)         67,308        50,000(2)               700,000                       1,615(3)

 O. Edwin French
   President and
   Chief Operating Officer            1998           276,920            --                   60,000                       5,000(3)
                                      1997(1)         59,169            --                  350,000                       3,421(3)

 Joseph S. Bailes, M.D
   Executive Vice President and
   National Medical Director          1998           248,072            --                   21,000                       4,719(3)
                                      1997           225,000            --                  160,000
                                      1996           224,900        25,000

 George P. McGinn, Jr
   Executive Vice President
    General Counsel,                  1998           228,083            --                   15,000                       5,000(3)
     and Secretary                    1997           205,000            --                  130,000                       4,750(3)
                                      1996           203,973        29,166                  120,000(4)                    4,750(3)

 Michael N. Murdock
   Executive Vice President and
   Chief Financial Officer            1998           251,937            --                   17,000                       5,000(3)
                                      1997(5)        139,432            --                  250,000                       4,750(3)

-------------------

(1) Mr. Casey and Mr. French commenced employment with the Company in October 1997.

(2) Paid by the Company upon commencement of employment.

(3) Contribution by the Company under the Company's 401(k) plan.

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

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                   Percent of                                           Annual Rates of
                                   Number of          Total                                               Stock Price
                                  Securities         Options                                            Appreciation for
                                  Underlying       Granted to        Exercise                            Option Term($)
                                    Options         Employees         Price         Expiration     --------------------------
        Name                      Granted (#)        In 1998          ($/Sh)           Date            5%           10%
--------------------              -----------        -------          ------           ----        ----------   -------------

John T. Casey                     120,000(1)          14.8%            8.38           9/15/08        632,416     1,602,667

O. Edwin French                    60,000(2)           7.4%            8.38           9/15/08        316,208       801,334

Joseph S. Bailes, M.D.             21,000(2)           2.6%            8.38           9/15/08        110,673       280,467

George P. McGinn, Jr.              15,000(2)           1.9%            8.38           9/15/08         79,052       200,333

Michael N. Murdock                 17,000(2)           2.1%            8.38           9/15/08         89,592       227,045

-----------------

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

                                                                                               Value of Unexercised
                                                                Number of Securities               In-the-Money
                                                           Underlying Unexercised Options      Options at December
                                                               at December 31, 1998(#)            31, 1998($)(1)
                           Shares Acquired     Value         ----------------------------   --------------------------
          Name             on Exercise(#)   Realized ($)     Exercisable    Unexercisable   Exercisable  Unexercisable
          ----             --------------   ------------     -----------    -------------   -----------  -------------
John T. Casey                  50,000          128,125        125,000          645,000        328,125      1,947,525
O. Edwin French                                                87,500          322,500        114,844        629,231
Joseph S. Bailes, M.D.                                        125,488          161,000        496,693        506,208
George P. McGinn, Jr.          20,000          131,230        102,500          142,500        567,153        591,473
Michael N. Murdock             30,000          167,969         25,000          212,000         65,625        937,540

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

                                            Number of Shares                                   Number of options
                                           (including options                               currently exercisable or
                 Name                         in column 3)             Percentage          exercisable within 60 days
                 ----                         ------------             ----------          --------------------------
John T. Casey (1)(2)                           135,000                      *                        125,000
Joseph S. Bailes, M.D. (1)(2)                  285,502(3)                   *                        144,238
O. Edwin French(1)                              96,500                      *                         87,500
Michael N. Murdock (1)                          25,000                      *                         25,000
George P. McGinn, Jr.(1)                       158,000                      *                        137,500
Nancy G. Brinker (2)                            55,270                      *                         48,520
Robert W. Daly (2)                              47,466(4)                   *                         45,872
Boone Powell, Jr. (2)                           59,288(5)                   *                         39,288
J. Taylor Crandall (2)                       2,802,500(6)                 5.4%                            --
         201 Main Street
         Fort Worth, TX  76102
Terrence J. Mulligan (2)                         5,000                      *
Burton S. Schwartz, M.D. (2)                     9,274                      *
Stephen E. Jones, M.D. (2)                      99,000                      *
FW Physicians Investors, L.P.                3,296,000(7)                 6.4%
         201 Main Street
         Fort Worth, TX  766102
Kaufmann Fund, Inc                           3,731,800(8)                 7.2%
         140 East 45th Street
         43 Floor
         New York, NY 10017
Texas Oncology, P.A.                         8,966,831(9)                17.4%
         Two Lincoln Centre
         Suite 900
         5420 LBJ Freeway
         Dallas, TX  75240
All executive officers and directors        12,744,631(10)               24.3%                       652,918
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and TOPA are parties to a Service Agreement pursuant to which PRN provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. In 1998, TOPA paid PRN an aggregate of approximately $260.1 million pursuant to the TOPA Service Agreement with the Company. Dr. Jones, a director of the Company, and Dr. Bailes, an Executive Vice President of the Company, are employed by TOPA. TOPA beneficially owns approximately 17.4% of the outstanding Company common stock. At December 31, 1998, TOPA was indebted to PRN in the aggregate amount of approximately $11.4 million. This indebtedness was incurred in 1996 and 1997 when PRN advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by PRN and TOPA that approximates the published prime lending rate. Effective November 1, 1998, PRN and TOPA entered into a Second Amended and Restated Service Agreement. In consideration for entering into the amended agreement, PRN paid TOPA $1.5 million and is obligated to pay TOPA $7.5 million on April 15, 1999.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHYSICIAN RELIANCE NETWORK, INC.

Dated:  May 5, 1999                    By: /s/ John T. Casey
                                           -------------------------------------
                                           John T. Casey, Chairman and Chief
                                           Executive Officer

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





                                       ARTHUR ANDERSEN LLP



Dallas, Texas
   February 19, 1999

                                                                     SCHEDULE II

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                         RESERVES FOR UNCOMPENSATED CARE
                             (DOLLARS IN THOUSANDS)


                                     BALANCE AT        ADDITIONS         REDUCTIONS,        BALANCE AT
                                     BEGINNING         CHARGED TO          NET OF             END OF
                                     OF PERIOD           INCOME          RECOVERIES           PERIOD
                                     ----------        ----------        ----------         ----------

 Year ended December 31, 1998        $   31,755            17,345           (34,314)        $   14,786
                                     ----------        ----------        ----------         ----------

 Year ended December 31, 1997        $   12,457            51,703           (32,405)        $   31,755
                                     ----------        ----------        ----------         ----------

 Year ended December 31, 1996        $   13,321            11,030           (11,894)        $   12,457
                                     ----------        ----------        ----------         ----------


(*) Represents reserves for uncompensated care related to accounts receivable purchased from Affiliated Physician Groups under the Service Agreements. Under the terms of the Service Agreements, the Affiliated Physician Groups share in the additions and reductions to the reserve for uncompensated care.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                    DESCRIPTION
    ------                 ----------------------------------------------------------------------------------------
     2.1          --       Agreement and Plan of Merger, dated December 11, 1998, among the Registrant, American
                           Oncology Resources, Inc. and Diagnostic Acquisition, Inc. (1)

     2.2          --       Company Stock Option Agreement dated December 11, 1998 between American Oncology
                           Resources, Inc. and the Registrant (1)

     2.3          --       AOR Stock Option Agreement dated December 11, 1998 between American Oncology Resources,
                           Inc. and the Registrant (1)

     3.1          --       Articles of Incorporation of Registrant. (2)

     3.2          --       Bylaws of the Registrant. (3)

     4.1          --       See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of the holders of the Common Stock of the Registrant.

     4.2          --       Form of Stock Certificate for the Common Stock of the Registrant. (3)

     4.3          --       Rights Agreement, dated as of June 2, 1997, between Physician Reliance Network, Inc.
                           and Harris Trust and Savings Bank, as Rights Agent, which includes as exhibits the Form of Rights Certificate and the Summary of Rights Agreements. (4)

     4.4          --       Amendment No. 1 to the Rights Agreement, dated as of December 11, 1998, between the
                           Registrant and Harris Trust and Savings Bank, as Rights Agent. (5)

    10.1          --       Restated Security Agreement, dated as of October 1, 1993, by Texas Oncology, P.A. in
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

    10.3          --       Consent, Waiver and Second Amendment to the Amended and Restated Credit Agreement,
                           dated as of June 30, 1998, among Physician Reliance Network, Inc., as Borrower, Bank
                           One, Texas, N.A., NationsBank of Texas, N.A., Banque Paribas, Cooperatieve Centrale
                           Raiffeisen-Boerenteenbank B.A., The Fuji Bank Limited, Mellon Bank, N.A., PNC Bank,
                           National Association and Suntrust Bank, Central Florida, N.A. (and the other Lenders, if any, from time to time party thereto) as Lenders. (7)

    10.4          --       Third Amendment to the Amended and Restated Credit Agreement, dated as of August 26,
                           1998, among Physician Reliance Network, Inc., as Borrower, Bank One, Texas, N.A.,
                           NationsBank of Texas, N.A., Banque Paribas, Cooperatieve Centrale
                           Raiffeisen-Boerenteenbank B.A., The Fuji Bank Limited, Mellon Bank, N.A., PNC Bank,
                           National Association and Suntrust Bank, Central Florida, N.A. (and the other Lenders, if any, from time to time party thereto) as Lenders. (7)

    10.5          --       Registration Rights Agreement, dated as of October 8, 1993, by and among the
                           Registrant, Texas Oncology, P.A., and certain investors. (3)

    10.6          --       Stockholders' Rights Agreement, dated as of September 16, 1994, by and among the
                           Registrant, Texas Oncology, P.A., and Baylor University Medical Center. (3)

    10.7          --       Lease Agreement, dated as of August 1, 1994, by and between Baylor Health Care System, as landlord, and the Registrant, as tenant. (3)

    EXHIBIT
    NUMBER                                    DESCRIPTION
    ------                 ----------------------------------------------------------------------------------------
    10.8          --       Office Sublease Agreement, dated April 23, 1996, between Santa Fe International
                           Corporation, as Landlord, and the Registrant, as Tenant. (8)

    10.9          --       Restated Service Agreement, dated as of October 1, 1993, by and between the Registrant and Texas Oncology, P.A., as amended by Amendment No.1 (3)

    10.10         --       Amended and Restated Service Agreement, dated as of January 1, 1996, by and between the
                           Registrant and Texas Oncology, P.A. (8)

    10.11         --       Amendment No. 1 to the Amended and Restated Service Agreement, dated as of December 18,
                           1996, by and between the Registrant and Texas Oncology, P.A. (9)

    10.12         --       Second Amended and Restated Service Agreement, effective as of November 1, 1998, by and between the Registrant and Texas Oncology, P.A. (9)

    10.13         --       Service Agreement, dated June 30, 1997, by and between Ilex(TM)Oncology, Inc. and PRN
                           Research, Inc. (Incorporated by reference to Exhibit 10.4 to Ilex Oncology, Inc.'s
                           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997). (11)

                           EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

    10.14         --       1993 Stock Option Plan, as amended. (12)

    10.15         --       1994 Stock Option Plan for Outside Directors. (3)

    10.16         --       Form of Employment Agreement entered into by the Registrant with Messrs. Casey, French,
                           Murdock, and McGinn and with Dr. Bailes. (13)

    10.17         --       Form of Stock Option Agreement entered into by the Registrant with Dr. Bailes and Mr.
                           Daly. (14)

    10.18         --       Form of Amendment to the Employment Agreements with Messrs. Casey, McGinn and
                           Murdock.

    21            --       Subsidiaries of the Registrant.

    23            --       Consent of Arthur Andersen LLP.

    27.1          --       Financial Data Schedule, Year Ended December 31, 1998.

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

         (5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A dated December 23, 1998.

         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

         (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         (10) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 21, 1998.

         (11) Confidential treatment has been requested by Ilex(TM)Oncology, Inc. with respect to certain portions of the Exhibit.

         (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-65171).

         (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (14) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-90996).