Form 10-Q
period 1999-03-31
PHYSICIAN RELIANCE NETWORK INC
filed 1999-05-17
CIK 930610

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to ________________

                         Commission file number 0-24872

                        Physician Reliance Network, Inc.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Texas                                  75-2495107
  ---------------------------------------------------    ----------------------
   (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
                    Organization)                         Identification No.)

             5420 LBJ Freeway, Suite 900
                    Dallas, Texas                                75240
  ---------------------------------------------------    ----------------------
       (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:   (972) 392-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 1999, approximately 51,895,921 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

         The condensed consolidated financial statements include the accounts of Physician Reliance Network, Inc. and its subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary to present fairly the information in the following consolidated financial statements of the Company, consisting only of normal recurring accruals, have been included. Please be advised that the results of operations for interim periods are not indicative of the results of the full year.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                     ASSETS

                                                       March 31,     December 31,
                                                         1999            1998
                                                      -----------    -----------
Current assets:
         Cash and cash equivalents                    $     2,613    $     3,073
         Investment in common stock, net                    6,585          6,975
         Accounts receivable, net                         122,998        109,925
         Due from related parties                           5,766          8,827
         Other receivables                                  6,027          6,181
         Inventories                                       17,897         14,682
         Prepaid expenses and other                         1,103            737
         Income tax receivable                              2,369          2,369
         Deferred income tax                                  702            702
                                                      -----------    -----------
                  Total current assets                    166,060        153,471
                                                      -----------    -----------

Property and equipment:
         Land                                              15,725         15,717
         Buildings                                         68,549         67,123
         Furniture and equipment                          152,947        145,215
         Construction-in-progress                          10,313          6,081
                                                      -----------    -----------
                                                          247,534        234,136
         Less - Accumulated depreciation                  (72,324)       (66,682)
                                                      -----------    -----------
                  Net property and equipment              175,210        167,454
                                                      -----------    -----------

Investments                                                 8,133          7,654
Service agreements, net                                   136,776        128,541
Excess of purchase price over the fair value of net
         assets acquired, net                              10,021         10,058
Other assets, net                                           1,841          1,321
                                                      -----------    -----------
         Total assets                                 $   498,041    $   468,499
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

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,       December 31,
                                                                         1999             1998
                                                                     -------------    -------------
Current liabilities:
         Accounts payable                                            $      24,877    $      32,522
         Accrued liabilities
                  Salaries and benefits                                      7,866            5,737
                  Other                                                      1,079            3,904
                                                                     -------------    -------------
                                                                             8,945            9,641

         Deferred revenue                                                      777            1,553
         Due to related party                                                4,934            4,807
         Current maturities of long-term debt                                7,093            7,718
         Income tax payable                                                  3,569             --
                                                                     -------------    -------------
                  Total current liabilities                                 50,195           56,241

Long-term debt, net of current maturities                                   85,540           60,434
Subordinated convertible promissory notes                                      900              900
Construction and retainage payable                                             282              282
Deferred income taxes                                                       13,266           13,266
Minority interest                                                            2,082            1,965
                                                                     -------------    -------------
                  Total liabilities                                        152,265          133,088
                                                                     -------------    -------------

Commitments and contingencies                                                 --               --

Stockholders' equity:
         Series A and B preferred stock, 10,000 shares
           authorized, no shares issued and outstanding                       --               --
         Series One Junior preferred stock, 500 shares
           authorized, no shares issued and outstanding                       --               --
         Common stock, no par value, $.01 stated value per
           share, 150,000 shares authorized, 51,800 and 51,549
           shares issued at March 31, 1999, and December 31,
            1998, respectively                                                 518              515
         Additional paid-in capital                                        258,302          256,293
         Common stock to be issued, 1,957 shares at March 31, 1999          19,243           18,499
           and 1,496 shares at December 31, 1998
         Accumulated other comprehensive income                               (120)             269
         Retained earnings                                                  67,833           59,835
                                                                     -------------    -------------
                  Total stockholders' equity                               345,776          335,411

                                                                     -------------    -------------
                  Total liabilities and stockholders' equity         $     498,041    $     468,499
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

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
Revenues:

         Management fees from related parties                  $   76,095   $   66,732
         Other management fees                                     29,414       15,662
         Other revenues                                             8,765        8,119
                                                               ----------   ----------
                   Total revenues                                 114,274       90,513
                                                               ----------   ----------

Costs and expenses:

         Salaries and benefits                                     24,802       21,987
         Pharmaceuticals and supplies                              47,614       31,805
         General and administrative                                15,950       15,030
         Provision for uncollectible accounts                       4,901        3,825
         Depreciation and amortization                              7,210        5,872
         Interest expense                                           1,101        1,229
                                                               ----------   ----------
                   Total costs and expenses                       101,578       79,748

                                                               ----------   ----------
Income before taxes                                                12,696       10,765
                                                               ----------   ----------

Provision for income taxes:
         Current                                                    3,633        2,956
         Deferred                                                   1,065        1,091
                                                               ----------   ----------
                   Total provision for income taxes                 4,698        4,047

                                                               ----------   ----------
Net income                                                     $    7,998   $    6,718
                                                               ==========   ==========

Net income per share
         Basic                                                 $     0.15   $     0.13
                                                               ==========   ==========
         Diluted                                               $     0.15   $     0.13
                                                               ==========   ==========

Average number of shares outstanding
         Basic                                                     53,717       50,734
                                                               ==========   ==========
         Diluted                                                   54,127       52,848
                                                               ==========   ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                      1999          1998
                                                                                   ----------    ----------
Cash flows from operating activities:
         Net income                                                                $    7,998    $    6,718
         Adjustments to reconcile net income to net cash (used in) provided by operating activities
                  Depreciation and amortization                                         7,210         5,872
                  Undistributed earnings of investments                                  (233)         --
                  Deferred income tax, net                                               --           1,091
                  Deferred revenues                                                      (775)         (858)
                  Changes in operating assets and liabilities:
                       Increase in account receivable, net                            (13,073)       (9,068)
                       Decrease in other receivables                                      154         5,528
                       Increase in inventories and prepaid expenses and other          (3,581)       (2,379)
                       (Decrease) increase in accounts payable and accrued
                         liabilities                                                   (4,772)        2,216
                       (Increase) decrease in due from related parties                  3,188        (1,727)
                                                                                   ----------    ----------
                            Net cash (used in) provided by operating activities        (3,884)        7,393
                                                                                   ----------    ----------

Cash flows from investing activities:
         Purchase of property and equipment                                           (13,427)       (5,391)
         Service agreements                                                            (5,737)       (6,984)
         Capital contributions to limited partnership                                    (129)         (461)
         Other                                                                           (578)         (181)
                                                                                   ----------    ----------
                  Net cash used in investing activities                               (19,871)      (13,017)
                                                                                   ----------    ----------

Cash flows from financing activities:
         Net proceeds from long-term borrowings under the Revolver                     24,000         6,133
         Payments on long-term borrowings                                              (2,719)       (1,568)
         Issuance of common stock                                                       2,014           779
                                                                                   ----------    ----------
                  Net cash provided by financing activities                            23,295         5,344
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                                (460)         (280)
Cash and cash equivalents, beginning of period                                           3073         2,772
                                                                                   ----------    ----------

Cash and cash equivalents, end of period                                           $    2,613    $    2,492
                                                                                   ==========    ==========

Cash paid during the period:
         Interest, net of amount capitalized                                       $      808    $    1,538
         Income taxes                                                              $      763    $       63


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIAN RELIANCE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BASIS OF PRESENTATION:

         Physician Reliance Network, Inc. (the "Company") sole business is providing comprehensive management services, facilities and equipment, administrative and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient oncology care. The Company also provides management services, facilities and equipment, administrative and technical support, and ancillary services to physicians who provide diagnostic radiology services. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. The Company transacts business directly and indirectly through its wholly owned subsidiaries, TOPS Pharmacy Services, Inc., and PRN Research, Inc. For each of the three months ended March 31, 1999 and 1998, oncology related services contributed to substantially all of the Company's revenues and profitability and represented a significant portion of the Company's assets and long-lived assets (consisting primarily of property and equipment and service agreements).

         As of March 31, 1999, the Company had operations in Texas, Iowa, Oregon, Washington, Missouri, Maryland, Arkansas, New York, Minnesota, Illinois, Florida, New Mexico and Oklahoma and provided its services to 369 physicians.

         Effective December 11, 1998, the Company entered into an Agreement and Plan of Merger, providing for the merger of a subsidiary of American Oncology Resources, Inc.("AOR"), a Delaware corporation, with the Company. Upon consummation of the merger, the Company will become a wholly-owned subsidiary of AOR and the holders of the Company's common stock will receive 0.94 shares of AOR common stock for each share of the Company's common stock held by them. The merger will be accounted for as a pooling-of-interests and a tax free exchange. A special meeting of the shareholders of the Company to approve the terms of the merger agreement is scheduled for June 15, 1999. The effective date of the merger will occur shortly after the shareholders meeting, upon satisfaction of the conditions to the merger. AOR is a national cancer management company, which provides comprehensive management services under long-term agreements to oncology practices. AOR's affiliated physicians provide a broad range of medical services to cancer patients, including medical oncology, gynecological oncology, radiation oncology, stem cell transplantation, diagnostic radiology and clinical research.

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

         The Company pays certain Affiliated Physician Groups for entering into a Service Agreement and such amounts are reflected in the accompanying consolidated balance sheets. Effective July 1, 1998, the Company changed its amortization period of current and future Service Agreements from 30 to 40 years to 25 years on a prospective basis. This change was made to be consistent with other companies in the Company's industry which have made this change and to address opinions expressed by certain financial regulatory bodies. This change did not have a material impact on the Company's 1999 results of operations.

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

         The consolidated financial statements include the accounts of PRN and its subsidiaries for the periods presented. All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

2. MEDICAL PRACTICE AFFILIATIONS:

         During the three months ended March 31, 1999 the Company affiliated with one practice for total consideration of $8.9 million. During the three months ended March 31, 1998 the Company affiliated with two practices for total consideration of $14.4 million.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental schedules of noncash investing and financing activities are as follows:

         During the three months ended March 31, 1999, the Company acquired $3,942 in assumed liabilities in exchange for notes payable of $3,200 and commitments to issue common stock of $742 in connection with the execution of Service Agreements.

         During the three months ended March 31, 1998, the Company acquired assets in exchange for notes payable of $5,301 and commitments to issue $3,449 of common stock in connection with the execution of certain Service Agreements.

4. MANAGEMENT FEES:

         In accordance with the terms of each Service Agreement, the Company is paid a management fee by the Affiliated Physician Groups. This management fee has the following two components: (i) an amount equal to the direct expenses associated with operating the Affiliated Physician Group and (ii) an amount which is calculated based on the Service Agreement for each of the Affiliated Physician Groups. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, and salaries and benefits of non-physician employees who support the Affiliated Physician Groups. The Service Agreements, coupled with policies and procedures currently in place, permit the Company to record accounts receivable adjustments as direct expense in the period recognized. The direct expenses do not include salaries and benefits of physicians. Approximately 92% of the Service Agreements for the three months ended March 31, 1999 and 1998 provide that the non-expense related portion of the management fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the Affiliated Physician Group. The earnings of an Affiliated Physician Group is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the Affiliated Physician Group. The remaining Service Agreements for the three months ended March 31, 1999 provide for a fee that is a percent of revenue of the Affiliated Physician Group or is a predetermined, fixed amount. Each Affiliated Physician Group is responsible for paying the salaries and benefits of its physician employees from the amount retained by the Affiliated Physician Group after payment of the Company's management fee.

         Medical Practice Revenues include amounts expected to be collected from government-sponsored health care programs (principally Medicare and Medicaid). Approximately 45% and 35% of Medical Practice Revenues represented services rendered under such government-sponsored health care programs and discounted fee for service payors, respectively, for the three months ended March 31, 1999 and 1998. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. No material claims, disputes, or other unsettled matters exist to management's knowledge concerning third-party reimbursements. The Affiliated Physician Groups have no significant capitation revenues.

         The following table summarizes the derivation of Management Fees for the three months ended March 31, 1999, and 1998.

                                                          1999                      1998
                                                      ------------               -----------
          Medical Practice Revenues                   $    138,561               $   111,488
          Amounts Retained by Physicians                   (33,052)                  (29,094)
                                                      ------------               -----------
               Management Fees                        $    105,509               $    82,394
                                                      ============               ===========

         The Company's most significant Service Agreement is with Texas Oncology, P.A. ("TOPA"), and it accounted for approximately 70% and 65% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA for the three months ended March 31, 1999 and 1998.

                                                          1999                      1998
                                                      ------------               -----------
     Medical Practice Revenues                        $     87,880              $     83,498
     Management Fee Paid to the Company
          Reimbursement of Expenses                         58,412                    51,312
          Earnings Component                                10,314                    11,428
                                                      ------------               -----------
          Total Management Fee                              68,726                    62,740
                                                      ------------               -----------
     Amounts Retained by TOPA                         $     19,154              $     20,758
                                                      ============               ===========
     Physicians Employed by TOPA                               202                       225
     Cancer Centers Provided to TOPA                            27                        21

     The number of physicians retained and employed by TOPA decreased in 1999 because a group of 34 radiologists withdrew from TOPA during 1998 and entered into a new service agreement with the Company. The Company, TOPA and the radiology group determined that it was in the best interests of all parties to have a separate practice focusing on radiology. The Company is not aware of any negative operating or financial trends related to TOPA.

5.       EARNINGS PER SHARE:

     The following is a reconciliation of the components of earnings per share for the three months ended March 31, 1999 and 1998.

                                                                                                               PER-SHARE
                                                                               INCOME            SHARES          AMOUNT
                                                                            ------------      ------------    ------------
          Basic earnings per share, March 31, 1999
              Income available to common stockholders                       $      7,998            53,717    $       0.15

          Effect of Dilutive Securities
              Stock options                                                           --               343              --
              Subordinated convertible promissory notes                                8                67              --
                                                                            ------------      ------------    ------------
          Diluted earnings per share, March 31, 1999                        $      8,006            54,127    $       0.15
                                                                            ============      ============    ============

                                                                                                               PER-SHARE
                                                                               INCOME            SHARES          AMOUNT
                                                                            ------------      ------------    ------------
          Basic earnings per share, March 31, 1998
              Income available to common stockholders                       $      6,718            50,734    $       0.13

          Effect of Dilutive Securities
              Stock options                                                           --               469              --
              Subordinated convertible promissory notes                              135             1,645              --
                                                                            ------------      ------------    ------------
          Diluted earnings per share, March 31, 1998                        $      6,853            52,848    $       0.13
                                                                            ============      ============    ============

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

                                                 Three Months Ended
                                                      March 31,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
         Net income:
                  As reported               $      7,998      $      6,718
                  Pro forma                 $      7,229      $      6,220

         Proforma basic earnings per share and diluted earnings per share would have been as follows:

                                                  Three Months Ended
                                                      March 31,
                                              ---------------------------
                                                  1999           1998
                                              -------------    ----------
         Basic earnings per share             $        0.14    $     0.12
         Diluted earnings per share           $        0.13    $     0.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1998, and with the Condensed Consolidated Financial Statements included in this Form 10-Q.

OVERVIEW

         The Company provides the management services, facilities and equipment, administrative and technical support, and other services necessary to establish and maintain a fully integrated network of outpatient oncology care. The Company also provides management services, facilities and equipment, administrative and technical support, and ancillary services to physicians who provide diagnostic radiology services. The Company earns management fee revenues under long-termed service agreements (the "Service Agreements") with the physician groups (the "Affiliated Physician Groups"). Under the Service Agreements, the Company receives a management fee ("Management Fee") for services rendered, and the method of determining the Management Fee earned by the Company varies by each Service Agreement. Substantially all of the Company's Management Fees have been derived from Affiliated Physician Groups who specialize in the treatment of cancer.

         As of December 11, 1998, the Company entered into an Agreement and Plan of Merger providing for the merger of a subsidiary of American Oncology Resources, Inc.. ("AOR"), a Delaware corporation, with the Company. Upon consummation of the merger, the Company will become a wholly owned subsidiary of AOR and the holders of the Company's common stock will receive 0.94 shares of AOR common stock for each share of the Company's common stock held by them. The merger will be accounted for as a pooling of interests and a tax free exchange. A special meeting of the shareholders of the Company to approve the terms of the merger agreement is scheduled for June 15, 1999. The effective date of the merger will occur shortly after the shareholders meeting, upon satisfaction of the conditions to the merger. AOR is a national cancer management company, which provides comprehensive management services under long-term agreements to oncology practices. AOR's affiliated physicians provide a broad range of medical services to cancer patients, including medical oncology, gynecological oncology, radiation oncology, stem cell transplantation, diagnostic radiology and clinical research.

         The Company's most significant service agreement is with TOPA (the "Texas Service Agreement"). The Management Fee under the Texas Service Agreement is equal to 35% of the earnings (professional and research revenues earned by the Affiliated Physician Group less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. The direct expenses do not include salaries and benefits of physicians. Accounts receivable adjustments are recorded as direct expenses in the period recognized. Approximately 92% of the Company's Management Fees earned for each of the three months ended March 31, 1999, and 1998, respectively, were derived from Service Agreements in which the Management Fee is calculated based on Earnings, and approximately 8%, respectively, were derived from Service Agreements in which the Management Fee is calculated based on a percentage of the medical practice revenues of the Affiliated Physician Groups or a predetermined, fixed amount.

         The following table summarizes the derivation of Management Fees for the three months ended March 31, 1999 and 1998 (in thousands):

                                                            1999              1998
                                                       --------------    --------------
Medical Practice Revenues............................  $      138,561    $      111,488

Amounts Retained by Physicians.......................         (33,052)          (29,094)
                                                       --------------    --------------
  Management Fees....................................  $      105,509    $       82,394
                                                       ==============    ==============

         The Company's most significant Service Agreement is with Texas Oncology, P.A. ("TOPA"), and it accounted for approximately 65% and 70% of the Company's total revenues for the three months ended March 31, 1999, and 1998, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA for the three months ended March 31, 1999 and 1998.

                                                             1999                   1998
                                                        ----------------       ---------------
     Medical Practice Revenues                          $         87,880       $        83,498
     Management Fee Paid to the Company
          Reimbursement of Expenses                               58,412                51,312
          Earnings Component                                      10,314                11,428
                                                        ----------------       ---------------
          Total Management Fee                                    68,726                62,740
                                                        ----------------       ---------------
     Amounts Retained by TOPA                           $         19,154       $        20,758
                                                        ================       ===============
     Physicians Employed by TOPA                                     202                   225
     Cancer Centers Provided to TOPA                                  27                    21

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

         The number of physicians retained and employed by TOPA decreased in 1999 because a group of 34 radiologists withdrew from TOPA during 1998 and entered into a new service agreement with the Company. The Company, TOPA and the radiology group determined that it was in the best interests of all parties to have a separate practice focusing on radiology. The Company is not aware of any negative operating or financial trends related to TOPA.

         The following table sets forth the percentages of the Company's total revenue represented by certain items reflected in the Company's income statement. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       1999               1998
                                                   -----------         ---------
Management fees                                           92.3%             91.0%
Other revenues                                             7.7               9.0
                                                   -----------         ---------
    Total revenues                                       100.0             100.0
Salaries and benefits                                     21.7              24.3
Pharmaceutical and supplies                               41.6              35.1
General and administrative                                14.0              16.6
Provision for uncollectible accounts                       4.3               4.2
Depreciation and amortization                              6.3               6.5
                                                   -----------         ---------
  Income before interest expense and taxes                12.1              13.3
Interest expense                                           1.0               1.4
                                                   -----------         ---------
  Income before income taxes                              11.1              11.9
Income tax provision                                       4.1               4.5
                                                   -----------         ---------
    Net income                                             7.0%              7.4%
                                                   ===========         =========

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         MANAGEMENT FEES. Management Fees were $105,509,000 for the three months ended March 31, 1999, compared to $82,394,000 for the three months ended March 31, 1998, representing an increase of $23,115,000, or 28.1%. The growth in Management Fees is attributable to a $27,073,000 increase in Medical Practice Revenues offset by an increase in Amounts Retained by Physicians of $3,958,000. The largest component of the increase in Medical Practice Revenues is pharmacy revenue, which directly correlates with the 49.7% increase in pharmaceutical and supplies expense in 1999 compared to 1998. The increase in pharmacy revenue is due to new higher priced pharmaceutical agents, new treatment modalities that require a greater use of pharmaceutical agents, growth in patient volume in existing practices, and new physicians. The growth in Medical Practice Revenues during the three months ended March 31, 1999 is also attributable to an increase in the number of physicians by 32 from 337 to 369; and expansion of services provided at existing locations.

         Amounts Retained by Physicians were 23.9% of Medical Practice Revenues for the three months ended March 31, 1999, compared to 26.1% of Medical Practice Revenues for the comparable period in 1998. The percentage decreased in Amounts Retained by Physicians is due to lower operating margins for the three months ended March 31, 1999 compared to 1998. Since 92% of the Company's management fee is based on earnings, lower operating margins reduced the Company's total management fee and Amounts Retained by Physicians. The lower operating margins are due to higher pharmaceutical costs.

         Management Fees derived from payors who have contracted with the Affiliated Physician Groups to provide services on a discounted fee-for-service basis accounted for approximately 45% of the Affiliated Physician Groups' business during the three months ended March 31, 1999. Approximately 35% of the Medical Practice Revenues generated by the Affiliated Physician Groups for the three months ended March 31, 1999, were from government agencies, primarily Medicare and Medicaid.

         The Company anticipates that future Medical Practice Revenue increases will continue to come from the impact of new higher priced pharmaceutical agents, the expansion of services, and the addition of new physicians.

         OTHER REVENUES. Other revenues for the three months ended March 31, 1999, were $8,765,000 compared to $8,119,000 for the three months ended March 31, 1998, representing an increase of $646,000, or 8.0%. Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices, research activities performed by the Company's affiliated physicians that are sponsored by pharmaceutical companies, the Company's equity interest in Ilex, and interest income. The increase in other revenues was primarily attributable to a $1,003,000 increase in research revenues and a $473,000 increase in retail pharmacy revenue.

         SALARIES AND BENEFITS. Salaries and benefits for the three months ended March 31, 1999, were $24,802,000 compared to $21,987,000 for the three months ended March 31, 1998, representing an increase of $2,815,000, or 12.8%. Salaries and benefits include costs of non-physician clinical employees of Affiliated Physician Groups paid by the Company pursuant to the terms of the Service Agreements. The dollar increase in salaries and benefits was attributable to the addition of clinical and nonclinical personnel required to support the increase in the number of Affiliated Physician Groups managed by the Company. The percentage of salaries and benefits to total revenues was 21.7% for the three months ended March 31, 1999, compared to 24.3% for the comparable period in 1998. This decrease is attributable and an increase in Medical Practice Revenues and Other Revenues which were greater than the incremental increase in salary and benefits.

         PHARMACEUTICALS AND SUPPLIES. Pharmaceuticals and supplies for the three months ended March 31, 1999, were $47,614,000 compared to $31,805,000 for the three months ended March 31, 1998, representing an increase of $15,809,000, or 49.7%. The percentage of pharmaceuticals and supplies to total revenues was 41.6% for the three months ended March 31, 1999, compared to 35.1% for the three months ended March 31, 1998. Both the dollar and percentage increases in pharmaceuticals and supplies are primarily attributable to (i) an increase in infusion services generated by the Affiliated Physician Groups, both through the increased number of physicians employed by the Affiliated Physician Groups and the enhancement of services provided in physician offices, cancer centers, and retail pharmacies and (ii) an increase in the use of higher cost pharmaceuticals. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1999, were $15,950,000 compared to $15,030,000 for the three months ended March 31, 1998, representing an increase of $920,000, or 6.1%. The percentage of general and administrative expenses to total revenues was 14.0% for the three months ended March 31, 1999, compared with 16.6% for the three months ended March 31, 1998.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The provision for uncollectible accounts for the three months ended March 31, 1999, was $4,901,000 compared to $3,825,000 for the three months ended March 31, 1998, representing an increase of $1,076,000. The percentage of the provision for uncollectible accounts to total revenues was 4.3% for the three months ended March 31, 1999, compared to 4.2% for the three months ended March 31, 1998. The Company believes that the provision for uncollectible accounts accurately reflects the collectibility of accounts receivable outstanding at March 31, 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999, was $7,210,000 compared to $5,872,000 for the three months ended March 31, 1998, representing an increase of $1,338,000, or 22.8%. Depreciation increased as a result of the additional office and cancer center locations that were opened or acquired by the Company since 1998. Amortization increased as a result of the change (effective July 1, 1998) in the amortization period of the Service Agreements to 25 years on a prospective basis and as a result of the increase in costs incurred by the Company for physician groups entering into new Service Agreements.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999, was $1,101,000 compared to $1,229,000 for the three months ended March 31, 1998, representing a decrease of $128,000, or 10.4%. The decrease in interest expense is attributable lower interest rates and to an increase in the amount of capitalized interest recorded related to the construction of new cancer centers.

         INCOME TAXES. The income tax provision for the three months ended March 31, 1999, was $4,698,000 compared to $4,047,000 for the three months ended March 31, 1998, representing a increase of $651,000. Income taxes were provided on the taxable income of the Company for federal and state reporting purposes using an effective rate of approximately 37.0% in 1999 and 37.6% in 1998.

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

         Net cash used by operations for the three months ended March 31, 1999, was $3,884,000. Net cash provided by operations for the three months ended March 31, 1998 were $7,393,000. The decrease in net cash provided by operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was primarily due to a decrease in accounts payable and an increase in accounts receivable, as compared to the changes in the respective accounts for the three months ended March 31, 1998. The Company has advanced to its Affiliated Physician Groups amounts needed for working capital purposes primarily to assist with the development of new markets. The advances decreased approximately $6,979,000 to $5,766,000 at March 31, 1999, as compared to $12,745,000 at March 31, 1998. These advances bear interest at a market rate (7.75% at March 31, 1999), are not collateralized, and are repaid in accordance with the terms of the instrument evidencing the advance. The advance to TOPA is evidenced by a promissory note that provides for payment of the note on demand by the Company but in no event later than December 31, 1999. The advances to other Affiliated Physician Groups generally require repayment of advances in 12 equal, monthly installments commencing one year after the advance was made. Because the advances from the Company to Affiliated Physician Groups are unsecured, the Company is an unsecured creditor if an Affiliated Physician Group is unable to repay an advance. The Company does not believe that there is a material credit risk associated with any of the advances to an Affiliated Physician Group.

         Net cash used in investing activities for the three months ended March 31, 1999 and 1998, was $19,871,000 and $13,017,000, respectively. For the three months ended March 31, 1999 and 1998, the Company paid approximately $5,737,000 and $6,984,000, respectively, to Affiliated Physician Groups in connection with entering into Service Agreements. Purchases of property and equipment during the three months ended March 31, 1999 and 1998, were $13,427,000 and $5,391,000 and consisted of the construction and equipping of cancer centers. These expenditures were funded through cash flow provided by operations, issuance of common stock and through borrowings under the Company's Revolving Credit Facility ("Revolver").

         Net cash flows from financing activities for the three months ended March 31, 1999 and 1998, were $23,295,000 and $5,344,000, respectively. At March
31, 1999, borrowings under the Revolver were $76,000,000, which were used to finance the Company's ongoing construction and development activities, the acquisition of equipment, payments in connection with Service Agreement transactions, and for working capital purposes.

         The Revolver provides for maximum borrowings of $140,000,000. The Company has the option of financing borrowings under the Revolver at either a LIBOR-based rate (LIBOR plus .70% at March 31, 1999) or at Bank One Texas, N.A.'s prime rate (7.75% at March 31, 1999). The Revolver contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to pay cash dividends, sell assets, and redeem or repurchase the Company's securities. At March 31, 1999, $76,000,000 was outstanding under the Revolver, and $64,000,000 was available for borrowing.

         The Company expects that its principal use of funds in the foreseeable future will be for the construction of cancer centers and the acquisition of related equipment; the acquisition of medical practice assets; payments to Affiliated Physician Groups as consideration for entering into Service Agreements; repayment of notes issued in connection with the Service Agreement transactions; debt repayments under the Revolver; and working capital. At March 31, 1999, the Company had construction commitments of $5,900,000, which are primarily for the construction of new cancer centers. The Company does not have any material funding commitments under existing Service Agreements.

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

Costs

         The total cost of the new practice management system, exclusive of internal costs, is anticipated to be between $4,000,000 and $5,000,000. The Company does not anticipate any other material costs will be incurred in connection with the Company's Year 2000 program.


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

         Inapplicable.


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

         (b) The Company filed no reports on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHYSICIAN RELIANCE NETWORK, INC.


Date:  May 17, 1999                    By:  /s/ John T. Casey
                                            -----------------------------------
                                            John T. Casey, Chairman and
                                            Chief Executive Officer


                                      By:   /s/ Michael N. Murdock
                                            -----------------------------------
                                            Michael N. Murdock, Executive Vice
                                            President and Chief Financial
                                            Officer

                                INDEX TO EXHIBITS



   EXHIBIT
   NO.                  DESCRIPTION
   ---------            -----------
        3.1             --       Articles of Incorporation of Registrant. (1)

        3.2             --       Bylaws of the Registrant. (2)

        4.1             --       See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of the holders of the Common Stock of the
                                 Registrant.

        4.2             --       Form of Stock Certificate for the Common Stock of the Registrant. (2)

        4.3             --       Rights Agreement, dated as of June 2, 1997, between Physician Reliance
                                 Network, Inc. and Harris Trust and Savings Bank, as Rights Agent, which includes as exhibits the Form of Rights Certificate and the Summary of
                                 Rights Agreements. (3)

        4.4                      Amendment No. 1 to the Rights Agreement, dated as of December 11, 1998 between the Registrant and Harris Trust and Savings Bank, as Rights
                                 Agent. (4)

        27.1            --       Financial Data Schedule, Three Months Ended March 31, 1999


        -----------------

         (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84436).

         (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 5, 1997.

         (4) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A dated December 23, 1998.